Form 10-K
period 2020-12-31
MACATAWA BANK CORP
filed 2021-02-18
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company☒	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, as of June 30, 2020, was $244,712,000 based on the closing sale price of $7.82 as reported on the Nasdaq Stock Market.  There were 34,197,519 outstanding shares of the Company's common stock as of February 18, 2021.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 04, 2021 are incorporated by reference into Part III of this report.

MACATAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, those related to the risks and uncertainties related to, and the impact of, the global coronavirus (COVID-19) pandemic on the business, financial conditions and results of operations of our company and our customers, future levels of earning assets, future composition of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future interest rate levels, future net interest margin levels, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, loan demand and loan growth, future amounts of unrecognized tax benefits and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

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

At December 31, 2020, we had total assets of $2.64 billion, total loans of $1.43 billion, total deposits of $2.30 billion and shareholders' equity of $239.8 million.  We recognized net income of $30.2 million in 2020 compared to net income of $32.0 million in 2019.  Earnings before income tax in 2020 were impacted by higher levels of provision for loan losses associated with the COVID-19 pandemic and lower net interest income resulting from the 150 basis point decrease in the target federal funds rate by the Federal Reserve Board in March 2020 in response to the COVID-19 pandemic.   As of December 31, 2020, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2020.

The Company paid a cash dividend of $0.07 per share for each quarter of 2019 and increased to $0.08 per share for each quarter of 2020.

In response to the COVID-19 pandemic, federal, state and local governments have taken and continue to take actions designed to mitigate the effect of the virus on public health and to address the economic impact from the virus.  The Federal Reserve reduced the overnight federal funds rate by 50 basis points on March 3, 2020 and by another 100 basis points on March 15, 2020 and announced the resumption of quantitative easing.  Congress passed a number of measures in late March 2020, designed to infuse cash into the economy to offset the negative impacts of business closings and restrictions.  Individual states, including Michigan, implemented restrictions including closure of schools, restrictions on public gatherings, restrictions on businesses, including closures and mandatory work at home orders, implementation of “social distancing” practices, and other measures.

The Company quickly responded to the changing environment by successfully executing its business continuity plan, including implementing work from home arrangements and limiting branch activities.  As of December 31, 2020, branches were fully open with additional health and safety requirements to comply with U.S. federal and state of Michigan health mandates, including, among other things, daily deep cleaning, nonsurgical face mask requirements and strict social distancing measures.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”  This guidance encourages financial institutions to work prudently with borrowers that are or that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff the federal banking agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a modification are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.  On December 27, 2020, the President signed another COVID-19 relief bill that extended this guidance until the earlier of January 1, 2022 or 60 days after the date on which the national emergency declared as a result of COVID-19 is terminated.  Through December 31, 2020, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  The majority of these modifications involved three-month extensions.  By December 31, 2020, most of these modifications had expired, other than those receiving a second short-term modification as allowed under the guidance.  At December 31, 2020, there were 6 such loans under COVID-19 modification, totaling $2.1 million.  This is down from a quarter end peak of $297.3 million at June 30, 2020.

The CARES Act, as amended, included an allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”).   PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Through December 31, 2020, the Bank had originated 1,738 PPP loans totaling $346.7 million in principal, with an average loan size of $200,000.   Fees totaling $10.0 million were generated from the SBA for these loans in the year ended December 31, 2020.  These fees are deferred and amortized into interest income over the contractual period of 24 months or 60 months, as applicable.  Upon SBA forgiveness, unamortized fees are then recognized into interest income.  Participation in the PPP had a significant impact on the Bank’s asset mix and net interest income in 2020 and will continue to impact both asset mix and net interest income until these loans are forgiven or paid off.  The initial PPP expired on August 8, 2020.  Through December 31, 2020, 765 PPP loans totaling $113.5 million had been forgiven by the SBA and a total of $5.4 million in PPP fees had been recognized by the Bank.

On December 27, 2020, the President signed another COVID-19 relief bill that extended and modified several provisions of the PPP.  This included an additional allocation of $284 billion.  The SBA reactivated the PPP on January 11, 2021.  The Bank is originating additional PPP loans through the PPP, which will currently extend through March 31, 2021.  Through February 16, 2021, the Bank had generated and received SBA approval on 553 PPP loans totaling $78.8 million under the 2021 PPP authorization.

We are in an asset-sensitive position, so decreases in short-term interest rates have a net negative impact on our net interest income as our interest-earning assets will reprice faster than our interest-bearing liabilities.  Given our asset-sensitivity, several years ago we established floors on our variable rate loans to help offset the negative impact of declining interest rates on net interest income.  The benefit of these floors has become more evident in the second and third quarters of 2020 and will be in future quarters if the Federal Reserve maintains short-term interest rates at the low level established in March 2020.  Additionally, our PPP loan origination activity should provide some offsetting positive impact on earnings in 2021 as the remaining fees are recognized when the related loans are forgiven by the SBA.  This expectation is subject to change due to borrower behavior, changing SBA requirements and processes related to loan forgiveness and other relevant factors. While the effects of COVID-19 are likely to have a far-reaching, long-lasting effect on the global, national, and Michigan economies, we believe we have sufficient capital and financial strength, as well as liquidity resources to mitigate the effects of the COVID-19 pandemic on our operations and financial condition, while continuing to serve our communities and protect shareholder value.

Over the past several years, our nonperforming asset levels have been low.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

	December 31,
(Dollars in thousands)	2020	2019	2018
Nonperforming loans	$533	$203	$1,304
Other repossessed assets	—	—	—
Other real estate owned	2,537	2,748	3,380
Total nonperforming assets	$3,070	$2,951	$4,684

Total delinquencies 30 days or greater past due	$581	$405	$877

We recorded a provision for loan losses of $3.0 million in 2020.  We recorded a negative provision for loan losses of $450,000 in 2019 due to net recoveries during the year and we recorded a provision for loan losses of $450,000 in 2018.  The level of provisions in each year was impacted by recoveries from our collection efforts and certain declines in our historical charge-off levels from prior years.

We experienced net charge-offs in 2020 due to a $4.1 million charge-off on a single commercial loan relationship to a movie theatre business that was in process of liquidation at the time that the COVID-19 pandemic began.  Excluding that charge-off, we had net recoveries in 2020.

The following table reflects the provision for loan losses for the past three years along with certain metrics that impact the determination of the level of the provision for loan losses.

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Provision for loan losses	$3,000	$(450)	$450
Net charge-offs (recoveries)	2,792	(774)	174
Net charge-offs (recoveries) to average loans	0.19%	(0.06)%	0.01%
Nonperforming loans to total loans	0.04%	0.01%	0.09%
Loans transferred to ORE to average loans	—	—	0.02%
Performing troubled debt restructurings ("TDRs") to average loans	0.60%	0.99%	1.20%

Economic conditions in our market areas of Grand Rapids and Holland, Michigan have been good during the past several years leading up to the COVID-19 pandemic and have generally recovered from the second quarter 2020 low point caused by the pandemic and mitigation efforts.  The state of Michigan’s unemployment rate at the end of 2020 was 6.9%.  The Grand Rapids and Holland area unemployment rate was 3.7% at the end of 2020.  Residential housing values and commercial real estate property values have increased in recent years.

It also appears that the housing markets in our primary market areas continue to be strong, but were impacted by the COVID-19 pandemic.  In the Grand Rapids market during 2020, total living unit starts were down 6% compared to 2019.  The Holland-Grand Haven/Lakeshore region showed better results with living units starts up 18% over 2019.

Commercial banking is an important focus for us. Most of our emphasis has been on growing commercial and industrial loans.  These loans have increased steadily from $513.3 million at December 31, 2018 to $665.4 million at December 31, 2020.  The balance of these loans at December 31, 2020 included $229.1 million of PPP loans which are guaranteed by the SBA and subject to forgiveness.  The majority of these loans are likely to be forgiven during 2021.  Commercial real estate loans have decreased from $568.7 million at December 31, 2018 to $552.2 million at December 31, 2020.  Consumer loans have decreased from $323.0 million at December 31, 2018 to $211.7 million at December 31, 2020.  We believe we are positioned for loan growth in 2021, which will likely be impacted by the reauthorization of another round of PPP lending for the first quarter of 2021.

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

Information about our PPP loans may be found on page 2 of this report.

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

Residential Mortgage Loans.   We originate construction loans to individuals for the construction of their residences and owner-occupied residential mortgage loans, which are generally long-term with either fixed or adjustable interest rates.  Our general policy is to sell the majority of our fixed rate residential mortgage loans in the secondary market due primarily to the interest rate risk associated with these loans.  For 2020, we retained loans representing 18% of the total dollar volume originated, compared to 34% in 2019.

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

	December 31
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate - construction (1)	$64,171	4%	$72,404	5%	$81,963	6%	$78,487	6%	$64,968	5%
Real estate - mortgage	488,002	34	526,054	38	486,748	35	463,448	35	453,013	35
Commercial and industrial (2)	665,410	47	499,572	36	513,345	36	465,208	35	449,342	35
Total commercial	1,217,583	85	1,098,030	79	1,082,056	77	1,007,143	76	967,323	76
Residential mortgage	149,556	11	211,049	15	238,174	17	224,452	17	217,614	17
Consumer	62,192	4	76,548	6	85,428	6	88,714	7	95,875	7
Total loans	1,429,331	100%	1,385,627	100%	1,405,658	100%	1,320,309	100%	1,280,812	100%

Less: allowance for loan losses	(17,408)		(17,200)		(16,876)		(16,600)		(16,962)
Total loans, net	$1,411,923		$1,368,427		$1,388,782		$1,303,709		$1,263,850

(1)	Consists of construction and development loans.
(2)	Includes $229.1 million of PPP loans at December 31, 2020

At December 31, 2020, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2020 which, based on maturity and repricing dates, are due in the periods indicated.

	Maturing
(Dollars in thousands)	Within One Year	After One, But Within Five Years	After Five Years	Total
Real estate - construction (1)	$21,054	$9,640	$33,477	$64,171
Real estate - mortgage	60,580	282,731	144,691	488,002
Commercial and industrial (2)	200,130	429,387	35,893	665,410
Total commercial	281,764	721,758	214,061	1,217,583
Residential mortgage	293	3,534	145,729	149,556
Consumer	1,603	12,518	48,071	62,192
Total loans	$283,660	$737,810	$407,861	$1,429,331

	Maturing or Repricing
Loans above:
With predetermined interest rates	$120,351	$620,993	$124,736	$866,080
With floating or adjustable rates	495,351	45,741	21,626	562,718
Total (excluding nonaccrual loans)	$615,702	$666,734	$146,362	1,428,798
Nonaccrual loans				533
Total loans				$1,429,331

(1)	Consists of construction and development loans.
(2)	Includes $229.1 million of PPP loans.

Nonperforming Assets

Interest income totaling $541,000 was recorded in 2020 on loans that were on a non-accrual status or classified as restructured as of December 31, 2020.  Additional interest income of $115,000 would have been recorded during 2020 on these loans had they been current in accordance with their original terms.  More information about the levels of nonperforming loan balances through 2020 and our policy for placing loans on non-accrual status may be found in Item 7 of this report under the heading "Portfolio Loans and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Loans at December 31, 2020 that were classified as substandard or worse per our internal risk rating system that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms are discussed in Item 7 of this report under the heading "Portfolio Loans and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."  At December 31, 2020, there were no other interest-bearing assets that would be required to be disclosed under Industry Guide 3, Item III, C. 1. or 2. if such assets were loans.

Loan Loss Experience

A summary of our loan balances at the end of 2019 and 2020 and the daily average balances of these loans as well as changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed is shown in Item 7 of this report under the headings "Portfolio Loans and Asset Quality" and “Allowance for Loan Losses” included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Additional information about our allowance for loan losses, including a table showing the allocation of the allowance for loan losses at the end of 2019 and 2020 and the factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to operating expense, may be found in Item 7 of this report under the heading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

We may utilize alternative funding sources as needed, including short-term borrowings, advances from the Federal Home Loan Bank of Indianapolis or the Federal Reserve Bank of Chicago, securities sold under agreements to repurchase ("repo borrowings") and brokered deposits.  We had no brokered deposits or repo borrowings at December 31, 2020 or 2019.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid.

	December 31
	2020		2019		2018
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand	$659,387	---%	$472,987	---%	$467,663	---%
Interest bearing demand	535,922	0.1	446,452	0.3	406,694	0.3
Savings and money market accounts	715,135	0.2	625,307	0.7	602,676	0.6
Time	134,199	1.5	148,189	1.9	109,715	1.3
Total deposits	$2,044,643	0.3%	$1,692,935	0.7%	$1,586,748	0.5%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2020 (dollars in thousands).

Three months or less	$8,457
Over 3 months through 6 months	12,675
Over 6 months through 1 year	18,671
Over 1 year	10,658
$50,461

As of the date of this report, the Bank had no material foreign deposits.

Securities Portfolio

Our securities portfolio is classified as either "available for sale" or "held to maturity."  Securities classified as "available for sale" may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet our liquidity needs.

The primary objective of our investing activities is to provide for the safety of the principal invested. Our secondary considerations include the maximization of earnings, liquidity and to help decrease our overall exposure to changes in interest rates.  We have generally invested in bonds with lower credit risk, primarily those secured by government agencies or insured municipalities, to assist in the diversification of credit risk within our asset base.  The commercial bond component of this category decreased by $2.7 million in 2020.

These bonds represent financing provided to some of our non-profit commercial customers who qualified for borrowing on a tax-exempt basis.  We have not experienced any credit losses within our securities portfolio.

The following table reflects the composition of our securities portfolio as of the dates indicated (including securities available for sale and held to maturity).

	December 31,
(Dollars in thousands)	2020	2019	2018
U.S. Treasury and federal agency securities	$64,110	$74,749	$95,398
U.S. Agency MBS and CMOs	64,983	46,201	32,890
Tax-exempt state and municipal bonds	125,110	128,682	115,461
Taxable state and municipal bonds	57,177	52,022	45,934
Corporate bonds	4,920	6,315	7,637
Other equity securities	—	—	—
Total	$316,300	$307,969	$297,320

At December 31, 2020, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders' equity.  At December 31, 2020, we had three investments totaling $1.3 million in securities of issuers outside of the United States.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2020.

	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield
U.S. Treasury and federal agency securities	$18,148	1.57%	$6,719	1.48%	$39,244	1.13%	$—	—%
U.S. Agency MBS and CMOs	—	—	220	2.69	2,873	2.22	61,891	1.79
Tax-exempt state and municipal bonds (1)	26,989	1.68	47,111	3.23	32,974	2.95	18,035	2.74
Taxable state and municipal bonds	8,342	2.14	30,568	2.40	18,266	1.81	—	—
Corporate bonds	912	2.18	4,008	1.35	—	—	—	—
Total (1)	$54,391	1.72%	$88,626	2.78%	$93,357	1.92%	$79,926	2.01%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Trust Services

We offer trust services to further provide for the financial needs of our customers.  As of December 31, 2020, the Trust Department managed assets of approximately $1.041 billion.  Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services.  As of December 31, 2020, personal trust assets under management totaled approximately $528.6 million.  Our retirement plan services encompass all types of qualified retirement plans, including profit sharing, 401(k) and pension plans.  As of December 31, 2020, retirement plan assets under management totaled approximately $512.0 million.

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

Employees

As of December 31, 2020, we had 328 full-time equivalent employees consisting of 286 full-time and 69 part-time employees.  We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service.  The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience.  None of our employees are represented by collective bargaining agreements with us.

SUPERVISION AND REGULATION

The following is a summary of statutes and regulations affecting Macatawa Bank Corporation and Macatawa Bank.  A change in applicable laws or regulations may have a material effect on us and our business.

The information under Item 1 – Business of this report is incorporated here by reference.

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the State of Michigan’s Department of Insurance and Financial Services (“DIFS”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

The Final Rule became effective as of January 1, 2020. Banking organizations may first utilize the CBLR framework in their bank call report or holding company FR Y-9C, as applicable, for the first quarter of 2020, i.e., as of March 31, 2020.  As of December 31, 2020, the Bank had elected not to adopt the CBLR framework.

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

Macatawa Bank

General.  Macatawa Bank is a Michigan banking corporation, and its deposit accounts are insured by the Deposit Insurance Fund (the "Insurance Fund") of the FDIC.  The Bank is subject to the examination, supervision, reporting and enforcement requirements of the DIFS, as the chartering authority for Michigan banks, and the FDIC, as administrator of the Insurance Fund.  These agencies, and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of noninterest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

The FDIC’s deposit insurance assessment base methodology uses average consolidated total assets less average tangible equity as the assessment base.  Under this calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing up to 35 basis points for banks that pose significant supervisory concerns.  This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns.  We estimate our annual assessment rate to be 3 basis points in 2021.  The FDIC Deposit Insurance Fund exceeded its targeted reserve ratio of 1.35% and the FDIC sent the Bank a letter dated January 24, 2019 notifying the Bank that it would be apportioned a share of the excess in the form of credits to offset future assessments.  The preliminary assessment credit for the Bank was approximately $438,000.  Assessment credits of $266,000 were applied in 2019 and the remaining $172,000 in assessment credits were applied in 2020.

Capital Requirements.  The FDIC has established the following minimum capital standards for FDIC insured banks that are not relying on the CBLR:  a leverage requirement consisting of a ratio of Tier 1 capital to total average assets and risk-based capital requirements consisting of a ratio of total capital to total risk-weighted assets, a ratio of Tier 1 capital to total risk-weighted assets, and a ratio of common equity Tier 1 (CET1) capital to risk weighted assets.  Tier 1 capital consists principally of shareholders' equity.  Common equity Tier 1 capital excludes forms of stock that are not common stock.

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

As of December 31, 2020, the Bank was categorized as “well capitalized” under the standards set forth in the rules implementing Basel III.   Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

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

Consumer Protection Laws.  The Bank's business includes making a variety of types of loans to individuals. In making these loans, we are subject to state usury and regulatory laws and to various federal laws and regulations, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Servicemembers Civil Relief Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.  In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Electronic Funds Transfer Act, the Federal Deposit Insurance Act and the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act.  Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

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

Risks related to our Business

The continuing outbreak of the novel coronavirus, COVID-19, could adversely impact the Company’s and its customers’ business, financial condition, and results of operations.

The continuing outbreak of the novel coronavirus, COVID-19, is significantly disrupting the economy, financial markets, and societal norms in Michigan, the United States and across the world.  Due to the nature of the pandemic, uncertainty and fluidity of the spread of the virus, volatility of financial markets, and varied responses and actions from local, state and federal governments, including mandated shutdowns and other restrictive orders from Michigan’s Governor and state and local agencies and departments, it is impossible to predict the ultimate adverse impact COVID-19 could have on the Company and its customers.  The effects of COVID-19 could, among other risks, result in a material increase in requests from the Company’s customers for loan deferrals, modifications to the terms of loans, or other borrower accommodations; have a material adverse impact on the financial condition of the Company’s customers, potentially impacting their ability to make payments to the Company as scheduled and driving an increase in delinquencies and loan losses; result in additional material provision for loan losses; result in a decreased demand for the Company’s loans; or negatively impact the Company’s ability to access capital on attractive terms or at all.  Those effects could have a material adverse impact on the Company’s and its customers’ business, financial condition, and results of operations.

Our nonperforming assets and other problem loans could have an adverse effect on the Company's results of operations and financial condition.

Our nonperforming assets (which includes non-accrual loans, foreclosed properties and other accruing loans past due 90 days or more) were approximately $3.1 million at December 31, 2020.  These assets could negatively impact operating results through higher loan losses, lost interest and higher costs to administer problem assets.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2020, we had approximately $552.2 million of commercial real estate loans outstanding, which represented approximately 38.6% of our loan portfolio.  As of that same date, we had approximately $149.6 million in residential real estate loans outstanding, or approximately 10.5% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $1.22 billion at December 31, 2020, comprising approximately 85.2% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the housing market.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $21.4 million, $36.3 million and $35.3 million at December 31, 2020, 2019 and 2018, respectively. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the housing market deteriorates, we could experience higher charge-offs and delinquencies in this portfolio.

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

For the five-year period ended December 31, 2020, the Company has sold an aggregate of $444.7 million of residential mortgage loans on the secondary market.  As of December 31, 2020, the Company had no pending repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2020.

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

For several years prior to December 2015, the Federal Open Market Committee (“FOMC”) kept the target federal funds between 0% and 0.25%.  In December 2015, the FOMC increased the target federal funds rate by 25 basis points, representing the first increase in nearly a decade.  Since then, the FOMC has increased the target federal funds rate by 25 basis points on eight separate occasions.  The FOMC reduced the target federal funds rate two times in the third quarter and one time in the fourth quarter of 2019 by a total of 75 basis points in 2019.  In response to the COVID-19 pandemic, the FOMC reduced the target federal funds rate by 50 basis points on March 3, 2020 and by another 100 basis points on March 15, 2020.  The extended lower interest rate environment has compressed our net interest spread and reduced our spread-based revenues, which has had an adverse impact on our revenue and results of operations.

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

At December 31, 2020, our gross deferred tax asset was $5.1 million. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

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

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement alternative indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the alternative indices, which could have an adverse effect on our results of operations.

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

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan.  Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan  49424.  Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured.  We own each of the facilities except those identified in the “Use” column as “(Leased facility)”.  Our facilities as of February 18, 2021, were as follows:

Location of Facility	Use
10753 Macatawa Drive, Holland	Main Branch, Administrative, and Loan Processing Offices
815 E. Main Street, Zeeland	Branch Office
116 Ottawa Avenue N.W., Grand Rapids	Branch Office (Leased facility, lease expires December 2025)
126 Ottawa Avenue N.W., Grand Rapids	Loan Center (Leased facility, lease expires December 2021)
141 E. 8th Street, Holland	Branch Office
489 Butternut Dr., Holland	Branch Office
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 – 136th Street, Hamilton	Branch Office (Leased facility, lease expires December 2021)
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
3191 – 44th Street, S.W., Grandville	Branch Office
2261 Byron Center Avenue S.W., Byron Center	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office
4590 Cascade Road, Grand Rapids	Branch Office
3177 Knapp Street, N.E., Grand Rapids	Branch Office
15135 Whittaker Way, Grand Haven	Branch Office
12415 Riley Street, Holland	Branch Office
2750 Walker N.W., Walker	Branch Office
1575 – 68th Street S.E., Grand Rapids	Branch Office
2820 – 10 Mile Road, Rockford	Branch Office
520 Baldwin Street, Jenison	Branch Office
2440 Burton Street, S.E., Grand Rapids	Branch Office
6330 28 th Street, S.E., Grand Rapids	Branch Office

ITEM 3:	Legal Proceedings.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol MCBC.  High and low closing prices (as reported on The Nasdaq Global Select Market) of our common stock for each quarter for the years ended December 31, 2020 and 2019 are set forth in the table below.

	2020			2019
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$11.24	$6.01	$0.08	$11.16	$9.32	$0.07
Second Quarter	8.48	6.15	0.08	10.95	9.71	0.07
Third Quarter	7.97	6.23	0.08	10.98	9.67	0.07
Fourth Quarter	8.75	6.45	0.08	11.42	9.92	0.07

Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the heading “Supervision and Regulation” and is here incorporated by reference.   Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

On February 18, 2021, there were approximately 730 owners of record and approximately 5,303 beneficial owners of our common stock.

Shareholder Return Performance Graph

The following graph shows the cumulative total shareholder return on an investment in the Company’s common stock compared to the Russell 2000 Index and the SNL Bank NASDAQ Index.  The comparison assumes a $100 investment on December 31, 2015 at the initial price of $6.05 per share (adjusted for all stock dividends and splits) and assumes that dividends are reinvested.  The comparisons in this table are set forth in response to Securities and Exchange Commission (SEC) disclosure requirements and therefore are not intended to forecast or be indicative of future performance of the common stock.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Macatawa Bank Corporation	100.00	174.99	171.28	168.58	200.38	156.83
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
SNL Bank NASDAQ	100.00	138.65	145.97	123.04	154.47	132.56

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the fourth quarter of 2020.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock surrendered for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share
Period
October 1 - October 31, 2020
Employee Transactions	—	—
November 1 - November 30, 2020
Employee Transactions	7,976	$7.87
December 1 - December 31, 2020
Employee Transactions	—	—
Total for Fourth Quarter ended December 31, 2020
Employee Transactions	7,976	$7.87

ITEM 6:	Selected Financial Data.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, which is derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere in this report.

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Financial Condition
Total assets	$2,642,026	$2,068,770	$1,975,124	$1,890,232	$1,741,013
Securities	316,300	307,969	297,320	306,547	253,811
Loans	1,429,331	1,385,627	1,405,658	1,320,309	1,280,812
Deposits	2,298,587	1,753,294	1,676,739	1,579,010	1,448,724
Long-term debt	20,619	20,619	41,238	41,238	41,238
Other borrowed funds	70,000	60,000	60,000	92,118	84,173
Shareholders' equity	239,843	217,469	190,853	172,986	162,239
Share Information*
Basic earnings (loss) per common share	$0.88	$0.94	$0.78	$0.48	$0.47
Diluted earnings (loss) per common share	0.88	0.94	0.78	0.48	0.47
Book value per common share	7.01	6.38	5.61	5.09	4.78
Tangible book value per common share	7.01	6.38	5.61	5.09	4.78
Dividends per common share	0.32	0.28	0.25	0.18	0.12
Dividend payout ratio	36.36%	29.79%	32.05%	37.50%	25.53%
Average dilutive common shares outstanding	34,120,275	34,056,200	34,018,554	33,952,872	33,922,548
Common shares outstanding at period end	34,197,519	34,103,542	34,045,411	33,972,977	33,940,788
Operations
Interest income	$67,224	$75,942	$69,037	$57,676	$52,499
Interest expense	5,687	12,455	9,411	5,732	4,959
Net interest income	61,537	63,487	59,626	51,944	47,540
Provision for loan losses	3,000	(450)	450	(1,350)	(1,350)
Net interest income after provision for loan losses	58,537	63,937	59,176	53,294	48,890
Total noninterest income	23,976	19,728	17,503	17,419	19,074
Total noninterest expense	45,725	44,224	44,329	43,688	45,782
Income before income tax	36,788	39,441	32,350	27,025	22,182
Federal income tax**	6,623	7,462	5,971	10,733	6,231
Net income attributable to common shares	30,165	31,979	26,379	16,292	15,951
Performance Ratios
Return on average equity	13.19%	15.66%	14.69%	9.60%	10.06%
Return on average assets	1.27	1.59	1.40	0.93	0.95
Yield on average interest-earning assets	3.00	4.04	3.91	3.59	3.42
Cost on average interest-bearing liabilities	0.38	0.94	0.76	0.51	0.46
Average net interest spread	2.62	3.10	3.15	3.08	2.96
Average net interest margin	2.75	3.38	3.38	3.24	3.11
Efficiency ratio	53.47	53.14	57.47	62.98	68.73
Capital Ratios
Period-end equity to total assets	9.08%	10.51%	9.66%	9.15%	9.32%
Average equity to average assets	9.62	10.17	9.51	9.69	9.47
Total risk-based capital ratio (consolidated)	18.29	15.78	15.54	14.99	14.88
Credit Quality Ratios
Allowance for loan losses to total loans	1.22%	1.24%	1.20%	1.26%	1.32%
Nonperforming assets to total assets	0.12	0.14	0.24	0.33	0.72
Net charge-offs / (recoveries) to average loans	0.19	(0.06)	0.01	(0.08)	(0.10)
*Retroactively adjusted to reflect the effect of all stock splits and dividends
**2017 reflects the effect of "H.R.1", also known as the "Tax Cuts and Jobs Act", on the value of the Company's net deferred tax assets which increased federal income tax expense by $2,524,000.  2020, 2019 and 2018 reflect the effect of the reduced corporate tax rate from 35% to 21% under H.R.1 effective as of January 1, 2018.

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

The information under Item 1 – Business of this report is incorporated here by reference.

RESULTS OF OPERATIONS

Summary: Net income was $30.2 million ($36.8 million on a pretax basis) for 2020, compared to $32.0 million ($39.4 million on a pretax basis) for 2019.  Earnings per common share on a diluted basis were $0.88 for 2020 and $0.94 for 2019.

Over the past several years, the improvement in our earnings has been the result of growth in revenue while expenses have been stable.  The increase in revenue in 2020 compared to 2019 was due primarily to increased gains on sales of mortgage loans more than offsetting the reduction in net interest income.  Net interest income decreased to $61.5 million in 2020 compared to $63.5 million in 2019.  Gain on sales of mortgage loans were $6.5 million in 2020 compared to $2.3 million in 2019.  Total noninterest expense was $45.7 million in 2020 compared to $44.2 million in 2019.

We recorded a provision for loan losses of $3.0 million in 2020 and a negative provision for loan losses of $450,000 in 2019.  The provision taken in 2020 was driven by a $4.1 million charge-off taken in the second quarter of 2020 related to a single loan relationship with a movie theater business where the underlying assets were sold through bankruptcy proceedings.  The 2020 provision also included additional allocations provided to the portfolio for qualitative allocations related to the COVID-19 pandemic.  The provision was impacted by low levels of nonperforming loans, strong asset quality and the levels of net loan charge-offs/recoveries realized in recent periods (excluding the large charge-off to the movie theater business discussed above).  These items are discussed more fully below.

Net Interest Income: Net interest income totaled $61.5 million during 2020 compared to $63.5 million during 2019.

The decrease in net interest income during 2020 compared to 2019 was due to the impact of an increase in average earning assets of $360.7 million from $1.89 billion in 2019 to $2.25 billion in 2020 being more than offset by a reduction in yields on earning assets, particularly overnight deposits as the federal funds rate was decreased by 150 basis points in March 2020 in response to the COVID-19 pandemic.  Average yields on securities, interest earning assets and net interest margin are presented on a fully taxable equivalent basis.  Our net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin") was 2.75% for the year ended December 31, 2020 and 3.38% for the year ended December 31, 2019.

The yield on earning assets decreased 104 basis points from 4.04% for 2019 to 3.00% for 2020.  The decrease from 2019 to 2020 was generally due to an increase of $216.5 million in average federal funds sold while the average short-term interest rates earned on these deposits decreased by 185 basis points from 2019 to 2020.  Our margin in recent years has been negatively impacted by our decision to hold significant balances in liquid and short-term investments.

Net interest income for 2020 decreased $2.0 million compared to 2019.  Of this decrease, $8.3 million was due to changes in rates earned or paid, partially offset by $6.3 million increase from changes in the volume of average interest earning assets and interest bearing liabilities.  The largest changes came in commercial loan interest income which decreased by $1.9 million in 2020.  Of the $1.9 million decrease in interest income on commercial loans, $7.4 million was due to decreases in rates earned, partially offset by $5.5 million increase from increases in average balances, driven by PPP loans.

Average interest earning assets totaled $2.25 billion for 2020 compared to $1.89 billion in 2019.  Increases of $216.5 million in average short-term investment balances and $124.2 million in average loan balances from 2019 to 2020 were the primary drivers of the increase in total earning assets.  Yield on commercial loans (excluding PPP loans) decreased from 4.72% in 2019 to 4.01% in 2020.  Yield on PPP loans was 3.32% in 2020.  Yield on residential mortgage loans decreased from 3.72% in 2019 to 3.66% in 2020, while yield on consumer loans decreased from 5.19% in 2019 to 4.32% in 2020.  The decreases in yields on commercial loans and consumer loans, in particular, were the result of the predominance of loans in these categories with variable rates of interest tied to prime and LIBOR which decreased significantly in 2020.

Our net interest margin for 2020 was positively impacted from a 56 basis point decrease in our cost of funds from 0.94% for 2019 to 0.38% for 2020. Average interest bearing liabilities increased from $1.32 billion in 2019 to $1.47 billion in 2020.  Decreases in the rates paid on certain deposit account types in response to market rate declines were the primary cause of the decrease in our cost of funds.  While these costs have decreased, the yields on our interest earning assets decreased to a larger extent, causing net interest margin to decrease from 2019 to 2020.

In 2021, we expect that net interest margin will continue to be pressured by our higher levels of short-term investment balances held.

The following table shows an analysis of net interest margin for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands).

	For the years ended December 31,
	2020			2019			2018
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$184,089	$3,700	2.01%	$174,121	$3,864	2.22%	$180,787	$3,716	2.06%
Tax-exempt securities (1)	131,992	3,412	3.33	121,905	3,518	3.71	123,923	3,464	3.60
Commercial loans (2)	1,015,946	41,289	4.01	1,062,549	50,873	4.72	1,012,413	46,369	4.52
PPP loans (3)	228,047	7,681	3.32
Residential mortgage loans	183,715	6,728	3.66	230,551	8,572	3.72	235,378	8,399	3.57
Consumer loans	69,854	3,019	4.32	80,277	4,164	5.19	85,175	4,084	4.79
Federal Home Loan Bank stock	11,558	427	3.63	11,558	614	5.24	11,558	578	4.94
Federal funds sold and other short-term investments	422,649	968	0.23	206,140	4,337	2.08	124,374	2,427	1.92
Total interest earning assets (1)	2,247,850	67,224	3.00	1,887,101	75,942	4.04	1,773,608	69,037	3.91

Noninterest earning assets:
Cash and due from banks	30,917			31,704			31,025
Other	97,756			89,497			83,808
Total assets	$2,376,523			$2,008,302			$1,888,441

Liabilities
Deposits:
Interest bearing demand	$535,922	$409	0.08%	$446,452	$1,443	0.33%	$406,694	$1,130	0.28%
Savings and money market accounts	715,135	1,110	0.16	625,307	4,554	0.73	602,676	3,317	0.55
Time deposits	134,199	1,969	1.47	148,189	2,857	1.93	109,715	1,434	1.30
Borrowings:
Other borrowed funds	69,017	1,429	2.04	59,976	1,369	2.25	74,751	1,403	1.85
Long-term debt	20,619	770	3.67	41,182	2,232	5.35	41,238	2,127	5.09
Total interest bearing liabilities	1,474,892	5,687	0.38	1,321,106	12,455	0.94	1,235,074	9,411	0.76

Noninterest bearing liabilities:
Noninterest bearing demand accounts	659,387			472,987			467,663
Other noninterest bearing liabilities	13,551			10,018			6,077
Shareholders' equity	228,693			204,191			179,627
Total liabilities and shareholders' equity	$2,376,523			$2,008,302			$1,888,441

Net interest income		$61,537			$63,487			$59,626

Net interest spread (1)			2.62%			3.10%			3.15%
Net interest margin (1)			2.75%			3.38%			3.38%
Ratio of average interest earning assets to average interest bearing liabilities	152.41%			142.84%			143.60%

(1)	Yields are presented on a tax equivalent basis using a 21% tax rate.
(2)
Loan fees of $852,000, $946,000 and $701,000 for 2020, 2019 and 2018, respectively, are included in interest income.  Includes average nonaccrual loans of approximately $2.2 million, $375,000 and $316,000 for 2020, 2019 and 2018, respectively.  Excludes PPP loans.

(3)	Includes loan fees of $5.4 million for the twelve months ended December 31, 2020.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For the years ended December 31,
	2020 vs 2019 Increase (Decrease) Due to			2019 vs 2018 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)
Interest income
Taxable securities	$213	$(377)	$(164)	$(140)	$288	$148
Tax-exempt securities	370	(476)	(106)	(78)	132	54
Commercial loans, excluding PPP loans	(2,155)	(7,429)	(9,584)	2,351	2,153	4,504
PPP loans	7,681	—	7,681	—	—	—
Residential mortgage loans	(1,717)	(127)	(1,844)	(171)	344	173
Consumer loans	(501)	(644)	(1,145)	(243)	323	80
Federal Home Loan Bank stock	—	(187)	(187)	—	36	36
Federal funds sold and other short-term investments	2,302	(5,671)	(3,369)	1,707	203	1,910
Total interest income	6,193	(14,911)	(8,718)	3,426	3,479	6,905

Interest expense
Interest bearing demand	$243	$(1,277)	$(1,034)	$117	$196	$313
Savings and money market accounts	575	(4,019)	(3,444)	129	1,108	1,237
Time deposits	(251)	(637)	(888)	604	819	1,423
Other borrowed funds	192	(132)	60	(302)	268	(34)
Long-term debt	(899)	(563)	(1,462)	(3)	108	105
Total interest expense	(140)	(6,628)	(6,768)	545	2,499	3,044
Net interest income	$6,333	$(8,283)	$(1,950)	$2,881	$980	$3,861

Provision for Loan Losses: The provision for loan losses for 2020 was $3.0 million compared to negative $450,000 for 2019. The provision for loan losses for 2020 was impacted by additional qualitative adjustments made to provide for estimated losses associated with the COVID-19 pandemic as well as a $4.1 million charge-off taken in June 2020 related to a single loan relationship with a movie theater business for which the underlying assets were sold through bankruptcy proceedings.  No other loans of this industry type remain in our portfolio.  This was partially offset by continued strong asset quality metrics and loan portfolio contraction.  The balances of loans graded 5 and 6, which receive higher allocations increased by $1.0 million from December 31, 2019 to December 31, 2020.  Specific reserves on impaired loans decreased by $414,000 from $1.6 million at December 31, 2019 to $1.2 million at December 31, 2020.  When excluding PPP loans, which are 100% guaranteed by the SBA, total loans decreased by $185.4 million from December 31, 2019 to December 31, 2020.  Net loan chargeoffs were $2.8 million in 2020 compared to net loan recoveries of $774,000 in 2019.

Our overall weighted average commercial loan grade has been below 4.00 for the past several years.  Our weighted average commercial loan grade was 3.71 at December 31, 2020 and 3.67 at December 31, 2019.

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

Noninterest Income: Noninterest income totaled $24.0 million in 2020 compared to $19.7 million in 2019.  The components of noninterest income are shown in the table below (in thousands):

	2020	2019
Service charges and fees on deposit accounts	$4,030	$4,415
Net gains on mortgage loans	6,477	2,347
Trust fees	3,758	3,812
ATM and debit card fees	5,699	5,753
Bank owned life insurance (“BOLI”) income	874	972
Investment services fees	1,535	1,246
Other income	1,603	1,183
Total noninterest income	$23,976	$19,728

Net gains on sales of mortgage loans increased $4.1 million from 2019 to 2020 due to higher sales volumes in 2020.   Net gains on mortgage loans included gains on the sale of real estate mortgage loans in the secondary market.  We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.

A summary of gain on sales of loans and related loan volume was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Gain on sales of loans	$6,477	$2,347

Real estate mortgage loans originated for sale	$156,410	$82,281
Real estate mortgage loans sold	160,759	81,749
Net gain on the sale of mortgage loans as a percent of real estate mortgage loans sold ("Loan sale margin")	4.03%	2.87%

As demonstrated in the table above, volume of mortgage loans originated for sale was up significantly in 2020 compared to 2019.  The low interest rates environment in 2020 has significantly impacted mortgage sale production volume.  During 2020, more of our mortgage production volume was in products we sell on the secondary market than in the prior year, also contributing to the increase in gains on sales of mortgage loans in 2020.

Deposit service charges were down $385,000, primarily driven by lower overdraft fee income.  These fees are driven by customer spending behavior and this activity tracked with the overall effect of government shutdowns on the economy, particularly in the second quarter of 2020, which was most impacted by the COVID-19 response.  The stimulus checks sent by the federal government also helped our customers keep their accounts from overdrawing.  In the fourth quarter of 2020, these fees had recovered significantly but remained below normal levels.

Trust service revenue decreased $54,000 in 2020.   This decrease was due to changes in general market conditions in 2020.

ATM and debit card processing income decreased $54,000 in 2020 to $5.7 million compared to $5.8 million in 2019.  This decrease reflected a decline in usage from customers in early 2020 when COVID-19 restrictions were first implemented. By the end of 2020, the volume was back to normal and above average levels.  There was overall growth in the number of debit and ATM card customers in the latter months of the year and promotional efforts to increase volume in these low cost transaction alternatives continue to be successful.

We did not sell any securities in 2020 or 2019.  We continually review our securities portfolio and will dispose of securities that pose higher than desired credit or market risk.

Investment services fees increased $289,000 in 2020.  This increase was due to growth in our investment services customer base along with a shift in the choice of investments by customers to those with higher associated fees.  The fees in 2020 were elevated due to the sale of a business by one of our customers with proceeds being invested in an annuity.

Earnings from bank owned life insurance decreased by $98,000 in 2020 compared to 2019 due to the general performance of the underlying investments.  Other real estate rental income was $327,000 in 2020 compared to $495,000 in 2019.  The year over year changes were a result of changes in rental arrangements on some of these properties.

Other income was up by $420,000 in 2020 due largely to fees collected on customer back-to-back interest rate swaps.  These fees were $420,000 in 2020 compared to $62,000 in 2019.

Noninterest Expense: Noninterest expense was $45.7 million in 2020 and $44.2 million in 2019.  The slight increase in total noninterest expense reflected our active management of controllable costs.  The components of noninterest expense are shown in the table below (in thousands):

	2020	2019
Salaries and benefits	$25,530	$24,679
Occupancy of premises	3,955	3,994
Furniture and equipment	3,678	3,420
Legal and professional	1,104	952
Marketing and promotion	891	919
Data processing	3,357	2,980
FDIC assessment	400	239
Interchange and other card expense	1,406	1,414
Bond and D&O insurance	418	413
Net (gains) losses on repossessed and foreclosed properties	19	(24)
Administration and disposition of problem assets	96	277
Outside services	1,792	1,778
Other noninterest expense	3,079	3,183
Total noninterest expense	$45,725	$44,224

Salaries and benefits expense was the largest component of noninterest expense and was $25.5 million in 2020 and $24.7 million in 2019.  The increase in 2020 was primarily driven by annual merit increases and an increase in variable compensation tied to higher mortgage loan production and investment services fees in 2020, partially offset by lower medical insurance costs resulting from lower claims experience in 2020, higher salary cost deferrals (driven by PPP loan originations) and lower 401k matching costs as we suspended our 401k matching for the second quarter of 2020.  The table below identifies the primary components of salaries and benefits (in thousands):

	2020	2019
Salaries and other compensation	$22,545	$21,700
Salary deferral from commercial loans	(1,159)	(834)
Bonus	1,067	981
Mortgage production - variable comp	1,202	673
401k matching contributions	628	722
Medical insurance costs	1,247	1,437
Total salaries and benefits	$25,530	$24,679

Costs associated with nonperforming assets remained at low levels, totaling $115,000 in 2020 and $253,000 in 2019.  These costs included legal costs, repossessed and foreclosed property administration expense and losses (gains) on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense included survey and appraisal, property maintenance and management and other disposition and carrying costs. Net (gains) losses on repossessed and foreclosed properties included both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	2020	2019
Legal and professional – nonperforming assets	$58	$121
Repossessed and foreclosed property administration	38	156
Net (gains) losses on repossessed and foreclosed properties	19	(24)
Total	$115	$253

During 2020, we did not add any other real estate properties and sold $192,000 of other real estate and repossessed assets, allowing for another reduction in our year-end balance, bringing it from $2.7 million at December 31, 2019 to $2.5 million at December 31, 2020.  In 2019, we did not add any other real estate properties and sold $618,000.

FDIC assessments increased to $400,000 in 2020 compared to $239,000 in 2019 primarily due to our assessment category and assessment credits applied during 2019, resulting in no expense in the third and fourth quarters of 2019.  Assessment credits of $266,000 were applied in 2019, leaving approximately $172,000 in assessment credits that were fully utilized in 2020.  Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading "Supervision and Regulation."

Occupancy expense decreased by $39,000 in 2020 primarily due to a decrease in snow removal and outside grounds maintenance, partially offset by an increase in janitorial costs and building maintenance.  Furniture and equipment expense increased by $258,000 in 2020 primarily due to an increase in equipment service contracts and software related to information security solutions, partially offset by a decrease in depreciation expense and equipment rental and repairs.

Data processing expenses were $3.4 million in 2020 and $3.0 million in 2019.  Increases in data processing for our systems and card programs in 2020 and costs associated with our conversion to a new online banking service in 2020 were the primary reasons for the increase in 2020.

Other noninterest expenses not discussed above were $8.3 million in 2020 and $8.3 million in 2019.

Federal Income Tax Expense: We recorded federal income tax expense of $6.6 million in 2020 and $7.5 million in 2019.  Our effective tax rate was 18.00% for 2020 and 18.92% for 2019.  In the fourth quarter of 2020, we received the final distribution of a partnership interest we had acquired in a loan settlement.  This removed the uncertainty regarding our realization of the related deferred tax asset and, as such, the $92,000 valuation allowance we had established at December 31, 2018 was reversed at December 31, 2020.

FINANCIAL CONDITION

Summary:   Total assets were $2.64 billion at December 31, 2020, an increase of $573.3 million from $2.07 billion at December 31, 2019. This change reflected increases of $511.3 million in cash and cash equivalents, $43.7 million in our loan portfolio, $11.6 million in securities available for sale, $7.9 million in other assets, $2.1 million in loans held for sale and $360,000 in bank owned life insurance, partially offset by decreases of $3.3 million in securities held to maturity, $211,000 in other real estate owned and $163,000 in premises and equipment. Total deposits increased by $545.3 million and other borrowed funds were up by $10.0 million at December 31, 2020 compared to December 31, 2019.

Total shareholders’ equity increased by $22.4 million from December 31, 2019 to December 31, 2020.  Shareholders’ equity was increased by $30.2 million of net income in 2020, partially offset by cash dividends of $10.9 million, or $0.32 per share.  Shareholders’ equity also increased by $2.7 million in 2020 as a result of a swing in accumulated other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2020 and 2019, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $783.7 million at December 31, 2020 compared to $272.5 million at December 31, 2019. This $511.3 million increase was primarily due to many of our customers holding higher balances, particularly liquid deposits, in the low interest rate environment and due to uncertainty related to the COVID-19 pandemic.

Securities: Securities available for sale were $236.8 million at December 31, 2020 compared to $225.2 million at December 31, 2019. The balance at December 31, 2020 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio decreased from $82.7 million at December 31, 2019 to $79.5 million at December 31, 2020.  Our held to maturity portfolio is comprised of state aid notes and locally sourced municipal and commercial bonds.  The commercial bond component of this category declined by $2.7 million in 2020.  These bonds represent financing provided to some of our non-profit commercial customers who qualified for borrowing on a tax-exempt basis.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $43.7 million to $1.43 billion at December 31, 2020 compared to $1.39 billion at December 31, 2019. During 2020, our commercial portfolio increased by $119.6 million, while our residential mortgage portfolio decreased by $61.5 million and our consumer portfolio decreased by $14.4 million.  The SBA created the Paycheck Protection Program to provide an efficient means to provide funding for small businesses to maintain payroll and operations during the COVID-19 pandemic.  We were an active participant in this program and originated a total of 1,738 loans totaling $346.7 million in 2020.  Borrowers who use the funds from their PPP loans to maintain payroll and for certain fixed expenses such as rent, occupancy, etc. are eligible to have 100% of their loans forgiven by the SBA.  Through December 31, 2020, we had received disbursement of $113.5 million from the SBA for approved forgiveness applications.  Our remaining balance of PPP loans was $229.1 million at December 31, 2020.  We expect the majority of the remaining PPP loans to be forgiven in the first half of 2021.  This program was reauthorized at the end of 2020 and will be open until March 31, 2021, or until the $284 billion authorized is used.  We will be participating in this program again in 2021 and anticipate the volume to be somewhat less than we experienced in 2020.  This expectation is subject to change due to borrower behavior, changing SBA requirements and processes relating to loan forgiveness and other relevant factors.

The volume of residential mortgage loans originated for sale in 2020 increased significantly compared to 2019 due to the mortgage rate environment and customer preference for loan types that we sell on the secondary market, primarily longer term fixed rate mortgages. Residential mortgage loans originated for sale were $156.4 million in 2020 compared to $82.3 million in 2019.

We experienced year over year growth in commercial loan balances for the past three years, $74.9 million in 2018, $16.0 million in 2019 and $119.6 million in 2020.  As discussed previously, most of the growth in 2020 is attributable to PPP loan originations.  We plan to continue measured, high quality loan portfolio growth in 2021.

Commercial and commercial real estate loans remained our largest loan segment and accounted for 85.2% of the total loan portfolio at December 31, 2020 and 79.2% at December 31, 2019. Residential mortgage and consumer loans comprised 14.8% of total loans at December 31, 2020 and 20.8% at December 31, 2019.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	December 31, 2020		December 31, 2019
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$8,549	0.6%	$14,705	1.1%
Unsecured to residential developers	—	—	—	—
Vacant and unimproved	47,122	3.3	41,796	3.0
Commercial development	857	—	665	0.1
Residential improved	114,392	8.0	130,861	9.4
Commercial improved	266,006	18.6	292,799	21.1
Manufacturing and industrial	115,247	8.1	117,632	8.5
Total commercial real estate	552,173	38.6	598,458	43.2
Commercial and industrial, excluding PPP	436,331	30.5	499,572	36.0
Paycheck Protection Program (PPP)	229,079	16.0	—	—
Total commercial	1,217,583	85.2	1,098,030	79.2

Consumer
Residential mortgage	149,556	10.5	211,049	15.3
Unsecured	161	—	274	—
Home equity	57,975	4.0	70,936	5.1
Other secured	4,056	0.3	5,338	0.4
Total consumer	211,748	14.8	287,597	20.8
Total loans	$1,429,331	100.0%	$1,385,627	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans decreased $46.3 million since December 31, 2019 and accounted for 38.6% of our total loan portfolio at year-end 2020 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our commercial and industrial loan portfolio increased by $165.8 million to $665.4 million at December 31, 2020 and represented 46.6% of our total loan portfolio.  As discussed above, this increase includes $229.1 million in outstanding balances on PPP loans, which are subject to forgiveness by the SBA.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 10.5% of portfolio loans at December 31, 2020 and 15.3% at December 31, 2019.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value, adjustable rate loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during 2020 increased significantly from 2019 as interest rates declined in 2020 and there was a shift in production from financing new home purchases to refinancings.  In addition, customer preference drove more production in loan product types we sell on the secondary market (i.e. fixed-rate long-term mortgages).  As of December 31, 2020, the Company had no repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2020.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $14.4 million to $62.2 million at December 31, 2020 from $76.5 million at December 31, 2019 primarily due to a decrease in home equity loans.  Consumer loans comprised approximately 4.3% of our portfolio loans at December 31, 2020 and 5.5% at December 31, 2019.

The following table shows our loan origination activity for portfolio loans during 2020 and 2019, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Year ended December 31, 2020			Year ended December 31, 2019
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$3,664	0.5%	$193	$7,896	1.9%	$316
Unsecured to residential developers	170	—	170	5,500	1.3	2,750
Vacant and unimproved	23,956	3.3	2,178	6,788	1.6	617
Commercial development	—	—	—	—	—	—
Residential improved	58,633	8.0	381	56,482	13.4	362
Commercial improved	53,748	7.4	1,344	95,628	22.8	1,275
Manufacturing and industrial	21,110	2.9	571	21,752	5.2	906
Total commercial real estate	161,281	22.1	616	194,046	46.2	667
Commercial and industrial (1)	489,269	66.9	258	143,926	34.2	702
Total commercial	650,550	89.0	301	337,972	80.4	679

Consumer
Residential mortgage	36,605	5.0	300	41,712	9.9	262
Unsecured	49	—	16	—	—	—
Home equity	42,088	5.8	118	38,231	9.1	108
Other secured	1,560	0.2	18	2,395	0.6	21
Total consumer	80,302	11.0	141	82,338	19.6	132
Total loans	$730,852	100.0%	268	$420,310	100.0%	374

(1) 2020 includes $346.7 million in PPP loan originations

The table above demonstrates that our loan origination activity in 2020 was higher than in 2019, but was significantly impacted by PPP loan originations.  We believe the lower origination activity (excluding PPP activity) is primarily the result of reduced business activity occurring in our marketplace in response to uncertainty over economic and political conditions with the COVID-19 pandemic.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At December 31, 2020, nonperforming assets totaled $3.1 million compared to $3.0 million at December 31, 2019. There were no additions to other real estate owned in 2020 or in 2019.  Based on the loans currently in their redemption period, we expect there to be few additions to other real estate owned in 2021.  Proceeds from sales of foreclosed and repossessed properties were $192,000 in 2020, resulting in a net realized gain on sale of $13,000.  Proceeds from sales of foreclosed properties were $656,000 in 2019 resulting in a net realized gain on sale of $38,000.  We expect there to be little change in the balance of our foreclosed properties in 2021.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of December 31, 2020, nonperforming loans totaled $533,000, or 0.04% of total portfolio loans, compared to $203,000, or 0.01% of total portfolio loans, at December 31, 2019.

Nonperforming loans at December 31, 2020 consisted of $438,000 of commercial real estate loans secured by various types of non-residential real estate and $95,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $2.5 million at December 31, 2020 and $2.7 million at December 31, 2019. Of this balance at December 31, 2020, there were 4 commercial real estate properties totaling approximately $2.5 million.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At December 31, 2020, our foreclosed asset portfolio had a weighted average age held in portfolio of 8.83 years. Below is a breakout of our foreclosed asset portfolio at December 31, 2020 and 2019 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	December 31, 2020			December 31, 2019
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$—	—%	—%	$—	—%	—%
Residential Lot	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—
Vacant Land	67	72.0	78.2	79	66.6	74.1
Residential Development	127	15.3	49.4	326	38.7	69.1
Commercial Office	—	—	—	—	—	—
Commercial Industrial	—	—	—	—	—	—
Commercial Improved	2,343	—	—	2,343	—	—
	$2,537	7.1	12.5	$2,748	11.7	25.8

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	December 31,
	2020	2019	2018	2017	2016
Nonaccrual loans	$533	$203	$1,303	$395	$300
Loans 90 days or more delinquent and still accruing	—	—	1	—	—
Total nonperforming loans (NPLs)	533	203	1,304	395	300
Foreclosed assets	2,537	2,748	3,380	5,767	12,253
Repossessed assets	—	—	—	11	—
Total nonperforming assets (NPAs)	$3,070	$2,951	$4,684	$6,173	$12,553

NPLs to total loans	0.04%	0.01%	0.09%	0.03%	0.02%
NPAs to total assets	0.12%	0.14%	0.24%	0.33%	0.73%

The following table shows the breakout of our troubled debt restructurings (“TDRs”) between performing and nonperforming at December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020			December 31, 2019
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$4,959	$4,049	$9,008	$8,469	$5,140	$13,609
Nonperforming TDRs (1)	437	—	437	98	—	98
Total TDRs	$5,396	$4,049	$9,445	$8,567	$5,140	$13,707

(1)	Included in nonperforming asset table above

The following table further shows the composition of our TDRs over the past five years (dollars in thousands):

	December 31,
	2020	2019	2018	2017	2016
Commercial and industrial TDRs	$3,957	$5,797	$6,502	$6,403	$5,994
Commercial real estate TDRs	1,439	2,770	3,305	7,332	11,933
Consumer TDRs	4,049	5,140	6,346	8,345	12,059
Total TDRs	$9,445	$13,707	$16,153	$22,080	$29,986

We had a total of $9.4 million and $13.7 million of loans whose terms have been modified in TDRs as of December 31, 2020 and 2019, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a modification are not TDRs.  The CARES Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.  The Economic Aid Act passed by Congress on December 27, 2020 extended the date for such modifications to not be treated as TDRs to the earlier of 60 days after date on which the national emergency declared as a result of COVID-19 is terminated or January 1, 2022.  Through December 31, 2020, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  The majority of these modifications involved three-month extensions.

By December 31, 2020, most of these modification had expired, down from a quarter end peak of $297.3 million at June 30, 2020.  The table below shows the number and balances of loans with such modifications as of the past four quarter end dates (dollars in thousands):

	Number of COVID-19 Modifications	Outstanding Balance of COVID-19 Modifications
March 31, 2020	176	$87,917
June 30, 2020	599	297,269
September 30, 2020	26	79,894
December 31, 2020	6	2,018

Allowance for loan losses: Determining the appropriate level of the allowance for loan losses is highly subjective.  Timely identification of risk rating changes within the commercial loan portfolio is key to our process of establishing an appropriate allowance balance.  The internal risk rating system is discussed below.

The allowance for loan losses at December 31, 2020 was $17.4 million, an increase of $208,000, compared to $17.2 million at December 31, 2019.  The balance of the allowance for loan losses was 1.22% of total portfolio loans at December 31, 2020 compared to 1.24% of total portfolio loans at December 31, 2019.  The ratio at December 31, 2020 was impacted by $229.1 million of remaining PPP loans which were generated during 2020.  The ratio excluding these loans was 1.45% at December 31, 2020.  The allowance for loan losses to nonperforming loan coverage ratio remained high at 3266% at December 31, 2020 compared to 8473% at December 31, 2019.

The following is a summary of our portfolio loan balances at the end of each period and the daily average balance of these loans.  It also includes changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and provisions for loan losses.

	December 31
(Dollars in thousands)	2020	2019	2018	2017	2016
Portfolio loans:
Average daily balance of loans for the year	$1,495,068	$1,372,905	$1,332,450	$1,265,353	$1,218,901
Amount of loans outstanding at end of period	1,429,331	1,385,627	1,405,658	1,320,309	1,280,812

Allowance for loan losses:
Balance at beginning of year	17,200	16,876	16,600	16,962	17,081
Provision for loan losses	3,000	(450)	450	(1,350)	(1,350)
Loans charged-off:
Real estate - construction	—	—	—	—	—
Real estate - mortgage	(2,957)	(132)	—	—	—
Commercial and industrial	(1,192)	—	(1,206)	(108)	—
Total Commercial	(4,149)	(132)	(1,206)	(108)	—
Residential mortgage	(2)	—	—	(19)	(10)
Consumer	(117)	(147)	(129)	(139)	(195)
	(4,268)	(279)	(1,335)	(266)	(205)
Recoveries:
Real estate - construction	185	177	238	333	426
Real estate - mortgage	987	211	685	488	664
Commercial and industrial	148	528	86	123	162
Total Commercial	1,320	916	1,009	944	1,252
Residential mortgage	35	64	55	66	33
Consumer	121	73	97	244	151
	1,476	1,053	1,161	1,254	1,436
Net (charge-offs) recoveries	(2,792)	774	(174)	988	1,231
Balance at end of year	$17,408	$17,200	$16,876	$16,600	$16,962

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.19%	(0.06)%	0.01%	(0.08)%	(0.10)%
Allowance for loan losses to loans outstanding at year-end	1.22%	1.24%	1.20%	1.26%	1.32%
Allowance for loan losses to nonperforming loans at year-end	3,266%	8,473%	1,294%	4,203%	5,654%

The continued reduction in net charge-offs over the last several years has had a significant effect on the historical loss component of our allowance for loan losses computation as have the improvements in our credit quality metrics.

The table below shows the changes in these metrics over the past five years:

(Dollars in millions)	2020	2019	2018	2017	2016
Commercial loans	$1,217.6	$1,098.0	$1,082.1	$1,007.1	$967.3
Nonperforming loans	0.5	0.2	1.3	0.4	0.3
Other real estate owned and repo assets	2.5	2.7	3.4	5.8	12.3
Total nonperforming assets	3.0	3.0	4.7	6.2	12.6
Net charge-offs (recoveries)	2.8	(0.8)	0.2	(1.0)	(1.2)
Total delinquencies	0.6	0.4	0.9	1.0	1.4

Nonperforming loans have been low over the past several years.   At December 31, 2020, we have had net loan recoveries in twenty-two of the past twenty-four quarters.  Perhaps even more importantly, our total delinquencies have continued to be minimal, and were just $600,000 at December 31, 2020.

These factors all provide for a reduction in our allowance for loan losses, and thus impact our provision for loan losses. The provision for loan losses was $3.0 million for 2020 compared to a negative $450,000 for 2019.  The provision in each period was due to the levels of nonperforming loans and net charge-off/recovery experience.  We had net charge-offs in 2020 totaling $2.8 million compared to net recoveries of $774,000 in 2019.  The ratio of net charge-offs / (recoveries) to average loans was 0.19% for 2020 compared to (0.06%) for 2019.

Despite the unique charge-off we incurred in 2020, we are encouraged by the low level of charge-offs over the past several years. We do, however, recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets.

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

Impaired loans decreased $3.2 million, or 23%, to $10.6 million at December 31, 2020 compared to $13.9 million at December 31, 2019.   The specific allowance for impaired loans decreased $414,000 to $1.2 million, or 11.4% of total impaired loans, at December 31, 2020 compared to $1.6 million, or 11.7% of total impaired loans, at December 31, 2019.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month (6 quarter) actual net charge-off history as the base for our computation for commercial loans.  The 18 month period ended December 31, 2020 reflected net recoveries for most of our loan pools.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  We also considered the extended period of improved asset quality in assessing the overall qualitative component.

At December 31, 2020, we also considered the effect that the COVID-19 pandemic has had and is having on our loan borrowers and our local economy.  An analysis of each credit in our commercial loan portfolio was performed to evaluate the impact of the shutdown on each business and identify the potential loss exposure.  While this analysis revealed limited stress in our portfolio and significant stimulus and mitigation efforts are expected to soften the impact of the shutdowns, we determined a downgrade to our economic qualitative factor was appropriate and we added 7 basis points in March 2020, 6 basis points in June 2020, 2 basis points in September 2020 and 7 basis points in December, for a total of 22 additional basis points coverage at December 31, 2020.

Considering the change in our qualitative factors and changes in our commercial loan portfolio balances, the general commercial loan allowance increased $840,000 to $13.8 million at December 31, 2020 compared to $12.9 million at December 31, 2019.  The general reserve increase was primarily due to additional allocations provided to address risk associated with the COVID-19 pandemic.   The qualitative component of our allowance allocated to commercial loans was $12.7 million at December 31, 2020, up from $12.2 million at December 31, 2019.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.4 million at December 31, 2020 compared to $2.6 million at December 31, 2019.

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

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans
Commercial and commercial real estate	$14,650	85%	$14,191	79%	$13,427	77%	$13,106	76%	$13,092	76%
Residential mortgage	1,996	11	2,224	15	2,477	17	2,508	17	2,646	17
Consumer	762	4	785	6	972	6	986	7	1,224	7
Total	$17,408	100%	$17,200	100%	$16,876	100%	$16,600	100%	$16,962	100%

The components of the allowance for loan losses were as follows:

	December 31,
	2020		2019
(Dollars in thousands)	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount
Commercial and commercial real estate:
Impaired with allowance recorded	$5,593	$900	$6,658	$1,245
Impaired with no allowance recorded	977	—	2,067	—
Loss allocation factor on non-impaired loans	1,211,013	13,750	1,089,305	12,946
	1,217,583	14,650	1,098,030	14,191
Residential mortgage and consumer:
Reserves on troubled debt restructurings	4,049	310	5,140	379
Loss allocation factor	207,699	2,448	282,457	2,630
Total	$1,429,331	$17,408	$1,385,627	$17,200

With the exception of certain TDRs, impaired commercial loans at December 31, 2020 were classified as substandard or worse per our internal risk rating system.  $4.2 million of residential mortgage TDRs were associated with programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures.  These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  Also included in this category are certain consumer home equity loans that were restructured maturing home equity lines of credit that did not qualify for traditional term financing.  We have been actively working with our customers to reduce the risk of foreclosure using these programs.  Additional information regarding impaired loans at December 31, 2020 and 2019 may be found in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

Our weighted average loan grade was 3.68 at December 31, 2018, 3.67 at December 31, 2019 and 3.71 at December 31, 2020.  The increase of $459,000 in reserves on commercial loans for 2020 was due to a $345,000 decrease in specific reserves on impaired loans and a $804,000 increase in the loss allocation factor on non-impaired loans due to additional allocations for the COVID-19 pandemic uncertainty at December 31, 2020.

Of the $17.4 million allowance at December 31, 2020, 7% related to specific allocations on impaired loans, 78% related to formula allowance on commercial loans and 14% related to general allocations for homogeneous loans.  Of the $17.2 million allowance at December 31, 2019,   10% related to specific allocations on impaired loans, 75% related to formula allowance on commercial loans and 15% related to general allocations for homogeneous loans.  Of the $16.2 million total formula based allowance for loan loss allocations at December 31, 2020, $16.1 million is from general/environmental allocations and $56,000 was driven from historical experience.  Of the $15.6 million total formula based allowance for loan loss allocations at December 31, 2019, $14.8 million is from general/environmental allocations and $807,000 is driven from historical experience.    The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address the elevated levels of substandard, impaired and nonperforming loans may be found in this Item 7 of this  report under the heading "Portfolio Loans and Asset Quality" above and in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

Certain industry sectors will be more negatively impacted than others by the economic effects of COVID-19 and governmental action.  For example, businesses that thrive on large masses of people assembling in close proximity, such as hospitality, restaurants and sporting events will likely incur longer lasting negative effects than other industries.  We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (24.0%), followed by Manufacturing (15.6%) and Retail Trade (10.6%).

The table below breaks down our commercial loan portfolio by industry type at December 31, 2020 and identifies the percentage of loans in each type that have a pass rating within our grading system (4 or better) and criticized rating (5 or worse) (dollars in thousands):
	December 31, 2020
	Excluding PPP	PPP Loans	Total	Percent of Total Loans	Percent Grade 4 or Better	Percent Grade 5 or Worse
Industry:
Agricultural Products	$65,800	$10,591	$76,391	6.27%	90.08%	9.92%
Mining and Oil Extraction	888	84	972	0.08%	100.00%	0.00%
Utilities	—	—	—	0.00%	0.00%	0.00%
Construction	73,480	31,398	104,878	8.61%	98.87%	1.13%
Manufacturing	147,178	42,235	189,413	15.56%	97.15%	2.85%
Wholesale Trade	40,073	10,249	50,322	4.13%	99.84%	0.16%
Retail Trade	119,132	9,738	128,870	10.58%	99.91%	0.09%
Transportation and Warehousing	47,551	16,943	64,494	5.30%	99.25%	0.75%
Information	836	4,137	4,973	0.41%	100.00%	0.00%
Finance and Insurance	45,837	5,569	51,406	4.22%	100.00%	0.00%
Real Estate and Rental and Leasing	290,676	1,821	292,497	24.02%	99.49%	0.51%
Professional, Scientific and Technical Services	5,181	14,190	19,371	1.59%	98.67%	1.33%
Management of Companies and Enterprises	2,269	327	2,596	0.21%	100.00%	0.00%
Administrative and Support Services	18,384	26,243	44,627	3.67%	99.74%	0.26%
Education Services	3,110	6,605	9,715	0.80%	98.98%	1.02%
Health Care and Social Assistance	53,200	29,456	82,656	6.79%	99.99%	0.01%
Arts, Entertainment and Recreation	7,456	626	8,082	0.66%	95.67%	4.33%
Accommodations and Food Services	39,872	9,811	49,683	4.08%	81.42%	18.58%
Other Services	27,527	8,953	36,480	3.00%	99.02%	0.98%
Public Administration	—	107	107	0.01%	100.00%	0.00%
Private Households	50	—	50	0.00%	100.00%	0.00%
Total commercial loans	$988,500	$229,083	$1,217,583	100.00%	97.80%	2.20%

Accommodations and Food Services in the table above includes our loans to restaurants and hotels.  We have reviewed each relationship in this industry group and have determined based upon their nature of operations and our loan structure that we believe our loss exposure is limited.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of December 31, 2020, there can be no assurance that all losses have been identified or that the allowance is sufficient.  The additional efforts by management to accelerate the identification and disposition of problem assets discussed above, and the impact of the lasting economic slowdown, may result in additional losses in 2021.

Premises and Equipment:   Premises and equipment totaled $43.3 million at December 31, 2020 compared to $43.4 million at December 31, 2019 as capital additions were more than offset by depreciation of current facilities during 2020.

Bank owned life insurance (BOLI):   The Bank has purchased life insurance policies on certain officers.  BOLI is recorded at its currently realizable cash surrender value and totaled $42.5 million at December 31, 2020 compared to $42.2 million at December 31, 2019.

Deposits and Other Borrowings: Total deposits increased $545.3 million to $2.30 billion at December 31, 2020, as compared to $1.75 billion at December 31, 2019.  Noninterest checking account balances increased $326.9 million in 2020.  Interest bearing demand account balances increased $163.6 million and savings and money market account balances increased $103.4 million in 2020 while our certificates of deposits (primarily short-term) decreased by $48.6 million in 2020.  We believe our success in maintaining and increasing the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 35% of total deposits at December 31, 2020 compared to 28% of total deposits at December 31, 2019.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, money market and savings accounts, comprised 60% of total deposits at December 31, 2020 and 64% at December 31, 2019. Time accounts as a percentage of total deposits were 5% at December 31, 2020 and 9% at December 31, 2019.

Borrowed funds totaled $90.6 million at December 31, 2020 including $70.0 million in Federal Home Loan Bank advances and $20.6 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $80.6 million at December 31, 2019 including $60.0 million of Federal Home Loan Bank advances and $20.6 million in long-term debt associated with trust preferred securities.  The $10.0 million increase in borrowed funds in 2020 was due to the addition of a single $10.0 million advance with the Federal Home Loan Bank executed in early 2020.

At December 31, 2020, the Company had outstanding $20.0 million aggregate liquidation amount of pooled trust preferred securities (“TRUPs”) issued through its wholly-owned subsidiary grantor trust, Macatawa Statutory Trust II (issued $20.0 million aggregate liquidation amount with a floating interest rate of three-month LIBOR plus 2.75%).

Information regarding our off-balance sheet commitments may be found in Item 8 of this report in Note 15 to the Consolidated Financial Statements.

CAPITAL RESOURCES

Total shareholders’ equity increased by $22.4 million from December 31, 2019 to December 31, 2020.  Shareholders’ equity was increased by $30.2 million of net income in 2020, partially offset by cash dividends of $10.9 million, or $0.32 per share.  Shareholders’ equity also increased by $2.7 million in 2020 as a result of a swing in accumulated other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2020, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Our regulatory capital ratios (on a consolidated basis) continue to significantly exceed the levels required to be categorized as “well capitalized” according to the requirements specified by the rules implementing Basel III.

The following table shows our regulatory capital ratios (on a consolidated basis) for the past three years.

	December 31,
	2020	2019	2018
Total capital to risk weighted assets	18.3%	15.8%	15.5%
Common Equity Tier 1 to risk weighted assets	15.8	13.5	12.0
Tier 1 capital to risk weighted assets	17.1	14.7	14.5
Tier 1 capital to average assets	9.9	11.5	12.1

Our Board of Directors declared quarterly cash dividends to common shareholders beginning with the first quarter of 2014, and each subsequent quarter in 2014 through 2020.  The declaration and payment of future dividends to common shareholders will be considered by the Board of Directors in its discretion and will depend on a number of factors, including our financial condition and anticipated profitability.

All of the $20.0 million of trust preferred securities outstanding at December 31, 2020 qualified as Tier 1 capital.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefined Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), created a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implemented a capital conservation buffer.  It also revised the prompt corrective action thresholds and made changes to risk weights for certain assets and off-balance-sheet exposures.  Banks were required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at December 31, 2020, we believe implementation of the new rule had no material impact on our capital needs.

Macatawa Bank:

The Bank was categorized as "well capitalized" at December 31, 2020 and 2019 according to the requirements specified by the rules implementing Basel III.  The following table shows the Bank’s regulatory capital ratios for the past three years.

	December 31,
	2020	2019	2018
Average equity to average assets	10.2%	11.8%	11.3%
Total capital to risk weighted assets	17.8	15.3	15.1
Common Equity Tier 1 to risk weighted assets	16.7	14.3	14.1
Tier 1 capital to risk weighted assets	16.7	14.3	14.1
Tier 1 capital to average assets	9.6	11.2	11.8

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

We maintain a non-core funding dependency ratio below our peer group average and have had no brokered deposits on our balance sheet since before December 2012.  At December 31, 2020, the Bank held $752.3 million of federal funds sold and other short-term investments as well as $213.2 million of unpledged securities available for sale.  In addition, the Bank’s available borrowing capacity from correspondent banks was approximately $298.9 million as of December 31, 2020.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.

The table below summarizes our significant contractual obligations at December 31, 2020 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$—	$—	$—	$20,619
Time deposit maturities	82,133	19,708	1,649	57
Other borrowed funds	10,000	10,000	40,000	10,000
Operating lease obligations	411	429	256	—
Total	$92,544	$30,137	$41,905	$30,676

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At December 31, 2020, we had a total of $596.3 million in unused lines of credit, $88.0 million in unfunded loan commitments and $11.8 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2019, the Bank paid dividends to the Company totaling $32.5 million.  In the same period, the Company paid $20.0 million to redeem trust preferred securities and paid $9.5 million in dividends to its shareholders.  In 2020, the Bank paid dividends to the Company totaling $11.7 million.  In the same period, the Company paid dividends to its shareholders totaling $10.9 million.  The Company retained the remaining balance in each period for general corporate purposes.  At December 31, 2020, the Bank had a retained earnings balance of $86.3 million.

During 2020 and 2019, the Company received payments from the Bank totaling 7.7 million and $8.0 million, respectively, representing the Bank’s intercompany tax liability for the 2020 and 2019 tax years, respectively, in accordance with the Company’s tax allocation agreement.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at December 31, 2020 was $6.7 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2020.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2020, we had gross deferred tax assets of $5.1 million and gross deferred tax liabilities of $3.1 million resulting in a net deferred tax asset of $2.1 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  At December 31, 2020, a valuation allowance of $92,000 that had been maintained against a capital loss carryforward created by the liquidation of the assets of a partnership interest the Bank acquired through a loan settlement was reversed as the final distribution of the partnership interest was received.   With the positive results in 2020 and positive future projections, we concluded at December 31, 2020 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of December 31, 2020 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$298,069	7.19%	$58,490	9.94%
Interest rates up 100 basis points	287,986	3.56	55,689	4.67
No change	278,086	—	53,203	—
Interest rates down 100 basis points	278,437	0.13	53,392	0.36
Interest rates down 200 basis points	278,428	0.12	53,556	0.66

If interest rates were to increase, this analysis suggests that we are positioned for an increase in net interest income over the next twelve months.  If interest rates were to decrease, this analysis suggests that we are positioned for an increase in net interest income over the next twelve months.

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

Shareholders and Board of Directors
Macatawa Bank Corporation
Holland, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows and the related notes (collectively referred to as the “consolidated financial statements”) for the years then ended.  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019 and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 18, 2021, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – General Reserve

As described in Notes 1 and 3 to the Company’s consolidated financial statements, the Company has a gross loan balance of $1.43 billion and related allowance for loan losses (“allowance”) balance of $17.4 million at December 31, 2020. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors. The calculation of this qualitative general reserve adjustment involves estimates and assumptions by management based on certain qualitative environmental factors.

We identified the estimation of the qualitative general reserve adjustment to the allowance as a critical audit matter. Management’s assumptions related to certain qualitative environmental factors, which are used to adjust the quantitative historical loss (both upwards and downwards), are highly subjective and could have a significant impact on the allowance. Auditing these assumptions involves especially challenging and subjective auditor judgment due to the extent of specialized knowledge of the banking industry and local and regional economy needed to assess these assumptions.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of internal controls over the data used by management to assess certain qualitative environmental factors and their effect on the estimation of inherent losses within the loan portfolio.

•
Testing the design and operating effectiveness of internal controls over management’s review of the conclusions made related to certain qualitative environmental factors and judgments over the resulting adjustment to the allowance.

•	Evaluating the reliability of the data used by management to support their assessment of certain qualitative environmental factors by vouching to internal and external sources.

•	Evaluating the appropriateness of management’s conclusion on the qualitative assessment and the resulting adjustment to the allowance.

•
Utilizing the engagement team’s specialized skills and knowledge of the banking industry and local and regional economy to perform an independent assessment of certain qualitative environmental factors using similar and alternative source data, and then comparing the results to management’s assessment.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2010.

Grand Rapids, Michigan
February 18, 2021

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(Dollars in thousands)

	2020	2019
ASSETS
Cash and due from banks	$31,480	$31,942
Federal funds sold and other short-term investments	752,256	240,508
Cash and cash equivalents	783,736	272,450
Securities available for sale, at fair value	236,832	225,249
Securities held to maturity (fair value 2020 - $83,246 and 2019 - $85,128)	79,468	82,720
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	5,422	3,294
Total loans	1,429,331	1,385,627
Allowance for loan losses	(17,408)	(17,200)
Net loans	1,411,923	1,368,427
Premises and equipment – net	43,254	43,417
Accrued interest receivable	5,625	4,866
Bank-owned life insurance (BOLI)	42,516	42,156
Other real estate owned - net	2,537	2,748
Net deferred tax asset	2,059	2,078
Other assets	17,096	9,807
Total assets	$2,642,026	$2,068,770

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$809,437	$482,499
Interest-bearing	1,489,150	1,270,795
Total deposits	2,298,587	1,753,294
Other borrowed funds	70,000	60,000
Long-term debt	20,619	20,619
Accrued expenses and other liabilities	12,977	17,388
Total liabilities	2,402,183	1,851,301

Commitments and Contingencies	—	—

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 34,197,519 and 34,103,542 shares issued and outstanding at December 31, 2020 and December 31, 2019	218,528	218,109
Retained earnings (deficit)	17,101	(2,184)
Accumulated other comprehensive income	4,214	1,544
Total shareholders' equity	239,843	217,469
Total liabilities and shareholders' equity	$2,642,026	$2,068,770

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2020 and 2019
(Dollars in thousands, except per share data)

	2020	2019
Interest income
Loans, including fees	$58,717	$63,609
Securities
Taxable	3,700	3,864
Tax-exempt	3,412	3,518
FHLB Stock	427	614
Federal funds sold and other short-term investments	968	4,337
Total interest income	67,224	75,942
Interest expense
Deposits	3,488	8,854
Other borrowings	1,429	1,369
Long-term debt	770	2,232
Total interest expense	5,687	12,455
Net interest income	61,537	63,487
Provision for loan losses	3,000	(450)
Net interest income after provision for loan losses	58,537	63,937
Noninterest income
Service charges and fees	4,030	4,415
Net gains on mortgage loans	6,477	2,347
Trust fees	3,758	3,812
ATM and debit card fees	5,699	5,753
BOLI income	874	972
Other	3,138	2,429
Total noninterest income	23,976	19,728
Noninterest expense
Salaries and benefits	25,530	24,679
Occupancy of premises	3,955	3,994
Furniture and equipment	3,678	3,420
Legal and professional	1,104	952
Marketing and promotion	891	919
Data processing	3,357	2,980
FDIC assessment	400	239
Interchange and other card expense	1,406	1,414
Bond and D&O Insurance	418	413
Net losses (gains) on repossessed and foreclosed properties	19	(24)
Administration and disposition of problem assets	96	277
Other	4,871	4,961
Total noninterest expenses	45,725	44,224
Income before income tax	36,788	39,441
Income tax expense	6,623	7,462
Net income	$30,165	$31,979
Basic earnings per common share	$0.88	$0.94
Diluted earnings per common share	$0.88	$0.94
Cash dividends per common share	$0.32	$0.28

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2020 and 2019
(Dollars in thousands)

	2020	2019
Net income	$30,165	$31,979

Other comprehensive income:

Unrealized gains:
Net change in unrealized gains on securities available for sale	3,380	4,834
Tax effect	(710)	(1,012)
Net change in unrealized gains on securities available for sale, net of tax	2,670	3,822

Less: reclassification adjustments:
Reclassification for gains included in net income	—	—
Tax effect	—	—
Reclassification for gains included in net income, net of tax	—	—

Other comprehensive income, net of tax	2,670	3,822
Comprehensive income	$32,835	$35,801

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2020 and 2019
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2019	$217,783	$(24,652)	$(2,278)	$190,853

Net income	—	31,979	—	31,979
Cash dividends at $0.28 per share	—	(9,511)	—	(9,511)
Repurchase of 9,400 shares for taxes withheld on vested restricted stock	(101)	—	—	(101)
Net change in unrealized gain on securities available for sale, net of tax	—	—	3,822	3,822
Stock compensation expense	427	—	—	427
Balance, December 31, 2019	$218,109	$(2,184)	$1,544	$217,469

Net income	—	30,165	—	30,165
Cash dividends at $0.32 per share	—	(10,880)	—	(10,880)
Repurchase of 11,280 shares for taxes withheld on vested restricted stock	(86)	—	—	(86)
Net change in unrealized gain on securities available for sale, net of tax	—	—	2,670	2,670
Stock compensation expense	505	—	—	505
Balance, December 31, 2020	$218,528	$17,101	$4,214	$239,843

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2020 and 2019
(Dollars in thousands)

	2020	2019
Cash flows from operating activities
Net income	$30,165	$31,979
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	2,621	2,212
Stock compensation expense	505	427
Provision for loan losses	3,000	(450)
Origination of loans for sale	(156,410)	(82,281)
Proceeds from sales of loans originated for sale	160,759	81,749
Net gains on mortgage loans	(6,477)	(2,347)
Write-down of other real estate	32	14
Net gain on sales of other real estate and repossessed assets	(13)	(38)
Net gain on sales of premises and equipment held for sale	—	(19)
Deferred income tax (benefit) expense	(603)	290
Deferred tax asset valuation allowance change	(92)	—
Change in accrued interest receivable and other assets	(7,780)	(2,037)
Earnings in bank-owned life insurance	(874)	(972)
Change in accrued expenses and other liabilities	5,742	1,193
Net cash from operating activities	30,575	29,720

Cash flows from investing activities
Loan originations and payments, net	(46,496)	20,805
Purchases of securities available for sale	(138,492)	(58,403)
Purchases of securities held to maturity	(29,745)	(20,478)
Proceeds from:
Maturities and calls of securities	111,261	72,188
Principal paydowns on securities	41,938	11,053
Sales of other real estate and repossessed assets	192	656
Sales of premises and equipment held for sale	—	342
Additions to premises and equipment	(2,274)	(1,041)
Net cash from investing activities	(63,616)	25,122

Cash flows from financing activities
Change in deposits	545,293	76,555
Repayments and maturities of other borrowed funds	—	(30,619)
Proceeds from other borrowed funds	10,000	10,000
Cash dividends paid	(10,880)	(9,511)
Repurchase of shares for taxes withheld on vested restricted stock	(86)	(101)
Net cash from financing activities	544,327	46,324
Net change in cash and cash equivalents	511,286	101,166
Cash and cash equivalents at beginning of period	272,450	171,284
Cash and cash equivalents at end of period	$783,736	$272,450

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2020 and 2019
(Dollars in thousands)

	2020	2019
Supplemental cash flow information
Interest paid	$5,963	$12,440
Income taxes paid	5,315	7,200
Supplemental noncash disclosures:
Transfers from loans to other real estate	—	—
Security settlement	10,153	9,901

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

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

The Company owns all of the common securities of Macatawa Statutory Trust II.  This is a grantor trust that issued trust preferred securities and is discussed in a separate note.  Under generally accepted accounting principles, this trust is not consolidated into the financial statements of the Company.

Recent Events:   In response to the COVID-19 pandemic, federal state and local governments have taken and continue to take actions designed to mitigate the effect on public health and to address the economic impact from the virus.  The Federal Reserve reduced the overnight federal funds rate by 50 basis points on March 3, 2020 and by another 100 basis points on March 15, 2020 and announced the resumption of quantitative easing.  Congress passed a number of measures in late March 2020, designed to infuse cash into the economy to offset the negative impacts of business closings and restrictions.  Individual states, including Michigan, implemented restrictions including closure of schools, restrictions on public gatherings, restrictions on businesses, including closures and mandatory work at home orders, implementation of “social distancing” practices, and other measures.

The Company quickly responded to the changing environment by successfully executing its business continuity plan, including implementing work from home arrangements and limiting branch activities.  As of December 31, 2020, branches were fully open with additional health and safety requirements to comply with state of Michigan health mandates, including, among other things, daily deep cleaning, nonsurgical face mask requirements and strict social distancing measures.

The effects of COVID-19 could, among other risks, result in a material increase in requests from the Company’s customers for loan deferrals, modifications to the terms of loans, or other borrower accommodations; have a material adverse impact on the financial condition of the Company’s customers, potentially impacting their ability to make payments to the Company as scheduled driving an increase in delinquencies and loan losses; result in additional material provision for loan losses; result in a decreased demand for the Company’s loans; or negatively impact the Company’s ability to access capital on attractive terms or at all.  Those effects could have a material adverse impact on the Company’s and its customers’ business, financial condition, and results of operations.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that are or may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff the federal banking agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a modification are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.  On December 27, 2020, the President signed another COVID-19 relief bill that extended this guidance until the earlier of January 1, 2022 or 60 days after the date on which the national emergency declared as a result of COVID-19 is terminated.  Through December 31, 2020, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  The majority of these modifications involved three-month extensions.  By December 31, 2020, most of these modifications had expired, other than those receiving a second short-term modification as allowed under the guidance.  At December 31, 2020, there were 6 such loans under COVID-19 modification, totaling $2.0 million.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The CARES Act, as amended, included an allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”).   PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Through December 31, 2020, the Bank had originated 1,738 PPP loans totaling $346.7 million in principal, with an average loan size of $200,000.   Fees totaling $10.0 million were generated from the SBA for these loans in the year ended December 31, 2020.  These fees are deferred and amortized into interest income over the contractual period of 24 months or 60 months, as applicable.  Upon SBA forgiveness of an individual loan, unamortized fees are then recognized into interest income.  Participation in the PPP had a significant impact on the Bank’s asset mix and net interest income in 2020 and will continue to impact both asset mix and net interest income until these loans are forgiven or paid off.  The initial PPP expired on August 8, 2020.  Through December 31, 2020, 765 PPP loans totaling $113.5 million had been forgiven by the SBA and a total of $5.4 million in PPP fees had been recognized by the Bank.

On December 27, 2020, the President signed another COVID-19 relief bill that extended and modified several provisions of the PPP.  This included an additional allocation of $284 billion.  It also added some borrower size restrictions and allows for businesses to qualify for a second PPP loan if it fully utilized its first PPP loan and meets the eligibility requirements.  The SBA reactivated the PPP on January 11, 2021.  The Bank is originating additional PPP loans through the PPP, which will currently extend through March 31, 2021.  Through February 16, 2021, the Bank had generated and received SBA approval on 553 PPP loans totaling $78.8 million under the 2021 PPP authorization.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for loan losses, valuation of deferred tax assets, loss contingencies, fair value of other real estate owned, determination of other-than-temporary impairment and fair values of financial instruments are particularly subject to change.

Concentration of Credit Risk:  Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above.  Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets.  Commercial real estate loans are the largest concentration, comprising 39% of total loans at December 31, 2020.  Commercial and industrial loans total 46%, while residential real estate and consumer loans make up the remaining 15%.  Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $0 and $8.1 million at December 31, 2020 and 2019, respectively, was required to meet regulatory reserve and clearing requirements.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management has determined that no OTTI charges were necessary during 2020 and 2019.

Federal Home Loan Bank (FHLB) Stock:  The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment.  Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value.  Management has determined that there was no impairment of FHLB stock during 2020 and 2019.  Both cash and stock dividends are reported as income.

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  As of December 31, 2020 and 2019, these loans had a net unrealized gain of $295,000 and $89,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold servicing released; therefore no mortgage servicing right assets are established.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans.  At December 31, 2020 and 2019, an 18 month (six quarter) annualized historical loss experience was used for commercial loans and a 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, competition, increasing interest rates, external factors and other considerations.

A loan is impaired when, based on current information and events, it is believed to be probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

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

Goodwill and Acquired Intangible Assets:  Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The Company had no goodwill at December 31, 2020 and 2019.

Acquired intangible assets consist of core deposit and customer relationship intangible assets arising from acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from ten to sixteen years.  The Company had no acquired intangible assets at December 31, 2020 and 2019.

Long-term Assets:  Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  The Company had no impairment of long term assets in 2020 or 2019.

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

Mortgage Banking Derivatives :  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline.  At times, the Company also enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.

Changes in the fair values of these interest rate lock and mortgage backed security and forward commitment derivatives are included in net gains on mortgage loans.  The net fair value of mortgage banking derivatives was approximately $(130,000) and $36,000 at December 31, 2020 and 2019, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

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

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At December 31, 2020, the total notional amount of such agreements was $156.4 million and resulted in a derivative asset with a fair value of $4.2 million which was included in other assets and a derivative liability of $4.2 million which was included in other liabilities.  At December 31, 2019, the total notional amount of such agreements was $70.3 million and resulted in a derivative asset with a fair value of $1.8 million which was included in other assets and a derivative liability of $1.8 million which was included in other liabilities.

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
December 31, 2020 and 2019

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

Adoption of New Accounting Standards:

On March 12, 2020, the Securities Exchange Commission finalized amendments to the definitions of “accelerated” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these categories and were effective on April 27, 2020.  Prior to these changes, the Company was designated as an “accelerated” filer as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues in its most recent fiscal year.  The Company met this expanded category of smaller reporting company based on the 2019 fiscal year and is no longer considered an accelerated filer.  If the Company’s annual revenues exceed $100 million in a given fiscal year, its category will change back to “accelerated filer”.  The categorization of “accelerated” or “large accelerated filer” drives the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required if a company is not an accelerated or large accelerated filer.  As the Bank has total assets exceeding $1.0 billion, it remains subject to FDICIA, which requires an auditor attestation of internal controls over the Bank’s regulatory financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change did not significantly change the Company’s annual reporting and audit requirements.

Newly Issued Not Yet Effective Standards:

FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. ASU No. 2019-10 Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) – Effective Dates updated the effective date of this ASU for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022. The Company selected a software vendor for applying this new ASU, began implementation of the software in the second quarter of 2018, completed integration during the third quarter of 2018 and ran parallel computations with both systems using the current GAAP incurred loss model in the fourth quarter of 2018.  The Company went live with this software beginning in January 2019 for its monthly incurred loss computations and began modeling the new current expected credit loss model assumptions to the allowance for loan losses computation.  In 2019 and 2020, the Company modeled the various methods prescribed in the ASU against the Company’s identified loan segments.  The Company anticipates continuing to run parallel computations as it continues to evaluate the impact of adoption of the new standard.  The COVID-19 pandemic that broke out in the United States in the first quarter of 2020 may have a significant impact on allowance computations under the incurred loss model which would be amplified under the new standard.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 2 – SECURITIES

The amortized cost and fair value of securities were as follows (dollars in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available for Sale:
U.S. Treasury and federal agency securities	$63,993	$287	$(170)	$64,110
U.S. Agency MBS and CMOs	63,652	1,376	(45)	64,983
Tax-exempt state and municipal bonds	43,739	1,903	—	45,642
Taxable state and municipal bonds	55,383	1,801	(7)	57,177
Corporate bonds and other debt securities	4,731	189	—	4,920
	$231,498	$5,556	$(222)	$236,832
Held to Maturity
Tax-exempt state and municipal bonds	$79,468	$3,778	$—	$83,246

December 31, 2019
Available for Sale:
U.S. Treasury and federal agency securities	$74,839	$95	$(185)	$74,749
U.S. Agency MBS and CMOs	45,795	474	(68)	46,201
Tax-exempt state and municipal bonds	44,718	1,244	—	45,962
Taxable state and municipal bonds	51,683	404	(65)	52,022
Corporate bonds and other debt securities	6,263	55	(3)	6,315
	$223,298	$2,272	$(321)	$225,249
Held to Maturity
Tax-exempt state and municipal bonds	$82,720	$2,408	$—	$85,128

There were no sales of securities available for sale during the years ended December 31, 2020 and 2019.

Contractual maturities of debt securities at December 31, 2020 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$24,585	$24,782	$29,585	$29,806
Due from one to five years	22,800	23,842	63,590	65,826
Due from five to ten years	14,503	15,915	77,168	78,854
Due after ten years	17,580	18,707	61,155	62,346
	$79,468	$83,246	$231,498	$236,832

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2020 and 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
U.S. Treasury and federal agency securities	$22,830	$(170)	$—	$—	$22,830	$(170)
U.S. Agency MBS and CMOs	9,299	(45)	—	—	9,299	(45)
Tax-exempt state and municipal bonds	—	—	—	—	—	—
Taxable state and municipal bonds	2,336	(7)	—	—	2,336	(7)
Corporate bonds and other debt securities	—	—	—	—	—	—
Total	$34,465	$(222)	$—	$—	$34,465	$(222)

Held to Maturity:
Tax-exempt state and municipal bonds	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
U.S. Treasury and federal agency securities	$15,009	$(97)	$27,026	$(87)	$42,035	$(184)
U.S. Agency MBS and CMOs	19,117	(56)	1,196	(12)	20,313	(68)
Tax-exempt state and municipal bonds	319	—	—	—	319	—
Taxable state and municipal bonds	8,569	(57)	2,981	(9)	11,550	(66)
Corporate bonds and other debt securities	932	—	852	(3)	1,784	(3)
Total	$43,946	$(210)	$32,055	$(111)	$76,001	$(321)

Held to Maturity:
Tax-exempt state and municipal bonds	$—	$—	$—	$—	$—	$—

Other-Than-Temporary-Impairment

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At December 31, 2020, 21 securities available for sale with fair values totaling $34.5 million had unrealized losses totaling $222,000. At December 31, 2020, no securities held to maturity had unrealized losses.  Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost.  Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during 2020 and 2019.

Securities with a carrying value of approximately $6.1 million and $3.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at December 31, 2020 and 2019, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 3 – LOANS

Portfolio loans were as follows at year end (dollars in thousands):

	2020	2019
Commercial and industrial
Commercial and industrial, excluding PPP	$436,331	$499,572
PPP	229,079	—
Total commercial and industrial	665,410	499,572

Commercial real estate:
Residential developed	8,549	14,705
Vacant and unimproved	47,122	41,796
Commercial development	857	665
Residential improved	114,392	130,861
Commercial improved	266,006	292,799
Manufacturing and industrial	115,247	117,632
Total commercial real estate	552,173	598,458

Consumer
Residential mortgage	149,556	211,049
Unsecured	161	274
Home equity	57,975	70,936
Other secured	4,056	5,338
Total consumer	211,748	287,597

Total loans	1,429,331	1,385,627
Allowance for loan losses	(17,408)	(17,200)
	$1,411,923	$1,368,427

Included in commercial and industrial loans at December 31, 2020 are $229.1 million in loans issued under the PPP. This program was created by the CARES Act in March 2020 to support businesses through the COVID-19 pandemic.  Under the program, borrowers who use the funds for payroll and certain other expenses are eligible to have the loan balances forgiven by the SBA.  Applications for forgiveness can be submitted to the Bank beginning 8 weeks after loan disbursement.  The loans are 100% guaranteed by the SBA.  Through December 31, 2020, the Bank had received disbursement of $113.5 million from the SBA for approved forgiveness applications.

On December 27, 2020, the President signed another COVID-19 relief bill that extended and modified several provisions of the PPP.  This included an additional allocation of $284 billion.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2020 and 2019 (dollars in thousands):
2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,658	$6,521	$3,009	$12	$17,200
Charge-offs	(1,192)	(2,957)	(119)	—	(4,268)
Recoveries	148	1,172	156	—	1,476
Provision for loan losses	18	3,263	(288)	7	3,000
Ending Balance	$6,632	$7,999	$2,758	$19	$17,408

2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,856	$6,544	$3,449	$27	$16,876
Charge-offs	—	(132)	(147)	—	(279)
Recoveries	528	388	137	—	1,053
Provision for loan losses	274	(279)	(430)	(15)	(450)
Ending Balance	$7,658	$6,521	$3,009	$12	$17,200

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):
December 31, 2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$587	$313	$310	$—	$1,210
Collectively evaluated for impairment	6,045	7,686	2,448	19	16,198
Total ending allowance balance	$6,632	$7,999	$2,758	$19	$17,408

Loans:
Individually reviewed for impairment	$3,957	$2,613	$4,049	$—	$10,619
Collectively evaluated for impairment	661,453	549,560	207,699	—	1,418,712
Total ending loans balance	$665,410	$552,173	$211,748	$—	$1,429,331

December 31, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,213	$32	$379	$—	$1,624
Collectively evaluated for impairment	6,445	6,489	2,630	12	15,576
Total ending allowance balance	$7,658	$6,521	$3,009	$12	$17,200

Loans:
Individually reviewed for impairment	$5,797	$2,928	$5,140	$—	$13,865
Collectively evaluated for impairment	493,775	595,530	282,457	—	1,371,762
Total ending loans balance	$499,572	$598,458	$287,597	$—	$1,385,627

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2020 (dollars in thousands):

December 31, 2020	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$156	$156	$—

Commercial real estate:
Residential improved	107	107	—
Commercial improved	714	714	—
	821	821	—
Consumer	—	—	—
Total with no related allowance recorded	$977	$977	$—

With an allowance recorded:
Commercial and industrial	$3,801	$3,801	$587

Commercial real estate:
Residential developed	67	67	3
Commercial improved	1,524	1,524	301
Manufacturing and industrial	201	201	9
	1,792	1,792	313
Consumer:
Residential mortgage	3,484	3,484	266
Unsecured	123	123	10
Home equity	419	419	32
Other secured	23	23	2
	4,049	4,049	310
Total with an allowance recorded	$9,642	$9,642	$1,210
Total	$10,619	$10,619	$1,210

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the years ended December 31, 2020 and 2019 (dollars in thousands):

	2020	2019
Average of impaired loans during the period:
Commercial and industrial	$4,187	$5,257

Commercial real estate:
Residential developed	71	139
Vacant and unimproved	—	99
Residential improved	186	430
Commercial improved	3,855	2,114
Manufacturing and industrial	326	368

Consumer	4,543	5,724

Interest income recognized during impairment:
Commercial and industrial	430	945
Commercial real estate	221	188
Consumer	187	262

Cash-basis interest income recognized
Commercial and industrial	448	955
Commercial real estate	252	192
Consumer	184	264

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2020 and 2019 (dollars in thousands):

December 31, 2020	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—

Commercial real estate:
Residential improved	87	—
Commercial improved	351	—
	438	—
Consumer:
Residential mortgage	95	—
	95	—
Total	$533	$—

December 31, 2019	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—

Commercial real estate:
Residential improved	98	—
	98	—
Consumer:
Residential mortgage	105	—
	105	—
Total	$203	$—

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 by class of loans (dollars in thousands):

December 31, 2020	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$45	$—	$45	$665,365	$665,410

Commercial real estate:
Residential developed	—	—	—	8,549	8,549
Vacant and unimproved	—	—	—	47,122	47,122
Commercial development	—	—	—	857	857
Residential improved	—	87	87	114,305	114,392
Commercial improved	353	—	353	265,653	266,006
Manufacturing and industrial	—	—	—	115,247	115,247
	353	87	440	551,733	552,173
Consumer:
Residential mortgage	—	94	94	149,462	149,556
Unsecured	—	—	—	161	161
Home equity	—	—	—	57,975	57,975
Other secured	2	—	2	4,054	4,056
	2	94	96	211,652	211,748
Total	$400	$181	$581	$1,428,750	$1,429,331

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans (dollars in thousands):

December 31, 2019	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$499,572	$499,572

Commercial real estate:
Residential developed	—	—	—	14,705	14,705
Vacant and unimproved	—	—	—	41,796	41,796
Commercial development	—	—	—	665	665
Residential improved	171	15	186	130,675	130,861
Commercial improved	103	—	103	292,696	292,799
Manufacturing and industrial	—	—	—	117,632	117,632
	274	15	289	598,169	598,458
Consumer:
Residential mortgage	2	103	105	210,944	211,049
Unsecured	—	—	—	274	274
Home equity	8	—	8	70,928	70,936
Other secured	3	—	3	5,335	5,338
	13	103	116	287,481	287,597
Total	$287	$118	$405	$1,385,222	$1,385,627

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 3 – LOANS (Continued)

The Company had allocated $1,210,000 and $1,624,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2020 and 2019, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding TDRs as of December 31, 2020 and 2019 (dollars in thousands):

	2020		2019
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	7	$3,957	7	$5,797
Commercial real estate	9	1,439	15	2,770
Consumer	60	4,049	69	5,140
	76	$9,445	91	$13,707

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 3 – LOANS (Continued)

In late March 2020, the federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do not need to be identified as a TDR if the loan was current at the time a modification plan was implemented.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs.  On December 27, 2020, the President signed another COVID-19 relief bill that extends this guidance until the earlier of January 1, 2022 or 60 days after the national emergency termination date.  During 2020, the Bank had applied this guidance and had made 726 such modifications with principal balances totaling $337.2 million.  The Bank continues to follow the guidance issued by the banking regulators in making any TDR determinations.  At December 31, 2020, there were 6 such loans still in their modification period, totaling $2.0 million.

The following table presents information related to accruing TDRs as of December 31, 2020 and 2019. The table presents the amount of accruing TDRs that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of December 31, 2020 and 2019 (dollars in thousands):

	2020	2019
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	5,479	8,295
Accruing TDR - upgraded to accruing after six consecutive payments	3,529	5,314
	$9,008	$13,609

The following tables present information regarding troubled debt restructurings executed during the years ended December 31, 2020 and 2019  (dollars in thousands):

	2020			2019
	Number of Loans	Pre-TDR Balance	Writedown Upon TDR	Number of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer	3	59	—	3	53	—
	3	$59	$—	3	$53	$—

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

Payment defaults on TDRs have been minimal and during the twelve months ended December 31, 2020 and 2019 the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 3 – LOANS (Continued)

At year end, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

December 31, 2020	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$244,079	$14,896	$111,611	$276,728	$13,957	$4,139	$—	$—	$665,410

Commercial real estate:
Residential developed	—	—	—	8,549	—	—	—	—	8,549
Vacant and unimproved	—	3,473	9,427	32,751	1,471	—	—	—	47,122
Commercial development	—	—	302	555	—	—	—	—	857
Residential improved	—	—	23,706	90,372	227	—	87	—	114,392
Commercial improved	—	6,328	58,483	192,030	7,641	1,174	350	—	266,006
Manufacturing & industrial	—	—	31,451	80,075	3,721	—	—	—	115,247
	$244,079	$24,697	$234,980	$681,060	$27,017	$5,313	$437	$—	$1,217,583

December 31, 2019	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,000	$11,768	$158,851	$290,267	$17,664	$6,022	$—	$—	$499,572

Commercial real estate:
Residential developed	—	—	312	14,393	—	—	—	—	14,705
Vacant and unimproved	—	9,201	8,085	22,819	1,691	—	—	—	41,796
Commercial development	—	—	79	586	—	—	—	—	665
Residential improved	—	—	20,142	109,932	518	171	98	—	130,861
Commercial improved	—	6,893	67,915	213,790	3,847	354	—	—	292,799
Manufacturing & industrial	—	2,404	36,401	77,435	1,392	—	—	—	117,632
	$15,000	$30,266	$291,785	$729,222	$25,112	$6,547	$98	$—	$1,098,030

Commercial loans rated a 6, 7 or 8 per the Company’s internal risk rating system are considered substandard, doubtful or loss, respectively.

Commercial loans classified as substandard or worse were as follows at year-end (dollars in thousands):

	2020	2019
Not classified as impaired	$591	$591
Classified as impaired	5,159	6,054
Total commercial loans classified substandard or worse	$5,750	$6,645

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in consumer loans based on payment activity as of December 31, 2020 and 2019 (dollars in thousands):

December 31, 2020	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$149,462	$161	$57,975	$4,056
Nonperforming	94	—	—	—
Total	$149,556	$161	$57,975	$4,056

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 3 – LOANS (Continued)

December 31, 2019	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$210,946	$274	$70,936	$5,338
Nonperforming	103	—	—	—
Total	$211,049	$274	$70,936	$5,338

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	2020	2019
Beginning balance	$3,112	$4,183
Additions, transfers from loans	—	—
Proceeds from sales of other real estate owned and repossessed assets	(192)	(589)
Valuation allowance reversal upon sale	(202)	(453)
Gain (loss) on sales of other real estate owned and repossessed assets	13	(29)
	2,731	3,112
Less: valuation allowance	(194)	(364)
Ending balance	$2,537	$2,748

Activity in the valuation allowance was as follows (dollars in thousands):

	2020	2019
Beginning balance	$364	$803
Additions charged to expense	32	14
Reversals upon sale	(202)	(453)
Ending balance	$194	$364

At December 31, 2020, the balance of other real estate owned included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $0.

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
December 31, 2020 and 2019

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Available for sale securities
U.S. Treasury and federal agency securities	$64,110	$—	$64,110	$—
U.S. Agency MBS and CMOs	64,983	—	64,983	—
Tax-exempt state and municipal bonds	45,642	—	45,642	—
Taxable state and municipal bonds	57,177	—	57,177	—
Corporate bonds and other debt securities	4,920	—	4,920	—
Other equity securities	1,513	—	1,513	—
Loans held for sale	5,422	—	5,422	—
Interest rate swaps	4,217	—	—	4,217
Interest rate swaps	(4,217)	—	—	(4,217)

December 31, 2019
Available for sale securities
U.S. Treasury and federal agency securities	$74,749	$—	$74,749	$—
U.S. Agency MBS and CMOs	46,201	—	46,201	—
Tax-exempt state and municipal bonds	45,962	—	45,962	—
Taxable state and municipal bonds	52,022	—	52,022	—
Corporate bonds and other debt securities	6,315	—	6,315	—
Other equity securities	1,481	—	1,481	—
Loans held for sale	3,294	—	3,294	—
Interest rate swaps	1,830	—	—	1,830
Interest rate swaps	(1,830)	—	—	(1,830)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Impaired loans	$4,686	$—	$—	$4,686
Other real estate owned	194	—	—	194

December 31, 2019
Impaired loans	$5,151	$—	$—	$5,151
Other real estate owned	405	—	—	405

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at year end (dollars in thousands).

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2020
Impaired loans	$4,686	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	194	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2019
Impaired loans	$5,151	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	405	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at year end (dollars in thousands).

		2020		2019
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$31,480	$31,480	$31,942	$31,942
Federal funds sold and other short-term investments	Level 2	752,256	752,256	240,508	240,508
Securities held to maturity	Level 3	79,468	83,246	82,720	85,128
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,407,236	1,448,874	1,363,276	1,395,446
Bank owned life insurance	Level 3	42,516	42,516	42,156	42,156
Accrued interest receivable	Level 2	5,625	5,625	4,866	4,866

Financial liabilities
Deposits	Level 2	(2,298,587)	(2,298,867)	(1,753,294)	(1,753,877)
Other borrowed funds	Level 2	(70,000)	(73,010)	(60,000)	(61,006)
Long-term debt	Level 2	(20,619)	(18,011)	(20,619)	(18,167)
Accrued interest payable	Level 2	(242)	(242)	(518)	(518)

Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

The estimated fair values of financial instruments disclosed above as of December 31, 2020 and 2019 follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity and marketability factors.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 6 – PREMISES AND EQUIPMENT – NET

Year-end premises and equipment were as follows (dollars in thousands):

	2020	2019
Land	$15,861	$15,861
Building	44,685	44,283
Leasehold improvements	263	263
Furniture and equipment	21,483	21,230
Construction in progress	16	124
	82,308	81,761
Less accumulated depreciation	(39,054)	(38,344)
	$43,254	$43,417

Depreciation expense was $2,437,000 and $2,486,000 for 2020 and 2019, respectively.

The Bank leases certain office and branch premises and equipment under operating lease agreements.  Total rental expense for all operating leases aggregated to $425,000 and $430,000 for 2020 and 2019, respectively.  Future minimum rental expense under noncancelable operating leases as of December 31, 2020 is as follows (dollars in thousands):

2021	$411
2022	244
2023	185
2024	146
2025	110
Thereafter	—
$1,096

NOTE 7 – DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2020	2019
Noninterest-bearing demand	$809,437	$482,499
Interest bearing demand	642,918	479,341
Savings and money market accounts	742,685	639,329
Certificates of deposit	103,547	152,125
	$2,298,587	$1,753,294

The following table depicts the maturity distribution of certificates of deposit at December 31, 2020 (dollars in thousands):

2021	$82,133
2022	15,889
2023	3,819
2024	1,174
2025	475
Thereafter	57
$103,547

Time deposits that exceed the FDIC insurance limit of $250,000 at year end 2020 and 2019 were approximately $28.8 million and $37.7 million, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2020
Single maturity fixed rate advances	$40,000	April 2021 to July 2024	2.50%
Putable Advances	30,000	November 2024 to February 2030	1.36%
	$70,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2019
Single maturity fixed rate advances	$40,000	April 2021 to July 2024	2.50%
Putable Advances	20,000	November 2024	1.81%
	$60,000

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  Advances were collateralized by residential and commercial real estate loans totaling $427.9 million and $498.1 million under a blanket lien arrangement at December 31, 2020 and 2019, respectively.

Scheduled repayments of FHLB advances as of December 31, 2020 were as follows (in thousands):

2021	$10,000
2022	—
2023	10,000
2024	40,000
2025	—
Thereafter	10,000
$70,000

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at December 31, 2020 and 2019, and the Company had approximately $12.9 million and $13.0 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $13.8 million and $15.2 million at December 31, 2020 and 2019, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 9 – LONG TERM DEBT

The Company has pooled trust preferred securities ("TRUPs") issued through its wholly-owned subsidiary grantor trusts.  Macatawa Statutory Trust I issued $619,000 of common securities and $20.0 million aggregate liquidation amount of Preferred Securities with a floating interest rate of three-month LIBOR plus 3.05%, maturing on July 15, 2033.  Macatawa Statutory Trust II issued $619,000 of common securities and $20.0 million aggregate liquidation amount of Preferred Securities with a floating interest rate of three-month LIBOR plus 2.75%, maturing on March 18, 2034.  On December 31, 2019, the Company redeemed the $20.0 million outstanding Preferred Securities and $619,000 common securities associated with Macatawa Statutory Trust I.

The Company issued subordinated debentures (“Debentures”) to each trust in exchange for ownership of all of the common securities of the trust and the $41,238,000 in proceeds of the offerings, which Debentures represent the sole asset of the trust.  The Preferred Securities represent an interest in the Company’s Debentures, which have terms that are similar to the Preferred Securities.  The Company is not considered the primary beneficiary of each trust (variable interest entity), therefore each trust is not consolidated in the Company’s financial statements, rather the Debentures are shown as a liability.

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

At December 31, 2020 and 2019, Debentures totaling $20,619,000, are reported in liabilities as long-term debt, and the common securities of $619,000, and unamortized debt issuance costs are included in other assets.  The Preferred Securities may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  At December 31, 2020 and 2019, $20.0 million of the Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2020	2019
Beginning balance	$28,394	$28,743
New loans and renewals	7,864	3,343
Repayments and renewals	(9,443)	(3,548)
Effect of changes in related parties	—	(144)
Ending balance	$26,815	$28,394

Deposits from principal officers, directors, and affiliates at December 31, 2020 and 2019 were $158.1 million and $15.9 million, respectively.  The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations and were at market rates.

During 2015, the Bank entered into a back-to-back swap agreement (see Note 1 – Derivatives) with a company affiliated with one of the Company’s directors.  Terms were at market rates and the total notional amount of the agreement was $13.0 million and $14.0 million at December 31, 2020 and 2019, respectively.

During 2019, the Bank engaged a company affiliated with one of the Company’s directors for the reconfiguration of a portion of the corporate office building.  Total expenses related to this reconfiguration were not significant to the director’s company and terms were at market rates and were negotiated at arms’ length.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 11 – STOCK-BASED COMPENSATION

On May 5, 2015, the Company’s shareholders approved the Macatawa Bank Corporation Stock Incentive Plan of 2015 (the 2015 Plan).  The 2015 Plan provides for grant of up to 1,500,000 shares of Macatawa common stock in the form of stock options or restricted stock awards to employees and directors. There were 1,108,519 shares under the “2015 Plan” available for future issuance as of December 31, 2020.  The Company issues new shares under the 2015 Plan from its authorized but unissued shares.

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

There were no options granted during 2020 and 2019.  Additionally, there were no options outstanding or exercisable at December 31, 2020 or 2019.  There was no compensation cost for stock options in 2020 and 2019.  As of December 31, 2020, there was no unrecognized cost related to nonvested stock options granted under the Company’s stock-based compensation plans.

Restricted Stock Awards

Restricted stock awards have vesting periods of up to three years.  A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

Nonvested Stock Awards	Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2020	120,987	$10.30	$1,346,585
Granted	124,635	8.02	1,043,195
Vested	(47,244)	10.23	395,432
Forfeited	(19,378)	10.26	162,194
Outstanding at December 31, 2020	179,000	$8.73	$1,498,230

Compensation cost related to restricted stock awards totaled $505,000 and $427,000 for 2020 and 2019, respectively.

As of December 31, 2020, there was $1.4 million of total remaining unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans.  The cost is expected to be recognized over a weighted-average period of 1.55 years.  The total grant date fair value of restricted stock awards vested during 2020 was $483,000.  The total grant date fair value of restricted stock awards vested during 2019 was $368,000.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 12 – EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  Beginning January 1, 2013, the Company’s contribution was set using a matching formula of 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company suspended its matching contributions in the second quarter of 2020 and resumed contributions in the third quarter of 2020.  The Company’s contributions were approximately $628,000 and $722,000 for 2020 and 2019, respectively.

NOTE 13 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands, except per share data):

	2020	2019
Net income	$30,165	$31,979

Weighted average shares outstanding, including participating stock awards - Basic	34,120,275	34,056,200

Dilutive potential common shares:
Stock options	—	—
Weighted average shares outstanding - Diluted	34,120,275	34,056,200
Basic earnings per common share	$0.88	$0.94
Diluted earnings per common share	$0.88	$0.94

NOTE 14 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	2020	2019
Current	$7,318	$7,172
Deferred	(603)	290
Change in valuation allowance	(92)	—
	$6,623	$7,462

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2020	2019
Statutory rate	21%	21%
Statutory rate applied to income before taxes	$7,726	$8,283
Adjust for:
Tax-exempt interest income	(700)	(703)
Bank-owned life insurance	(184)	(204)
Change in valuation allowance	(92)	—
Other, net	(127)	86
	$6,623	$7,462

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 14 - FEDERAL INCOME TAXES (Continued)

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  At December 31, 2018, a valuation allowance of $92,000 was established for a capital loss carryforward related to the liquidation of assets of a partnership interest the Bank acquired through a loan settlement.  In December 2020, the Bank received the final disbursement from liquidation of this partnership interest and the resulting capital loss will be carried back against the capital gain generated from sale of the business in 2018.  As such, the valuation allowance was reversed to zero at December 31, 2020.  Management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2020	2019
Deferred tax assets
Allowance for loan losses	$3,656	$3,612
Net deferred loan fees	$822	—
Nonaccrual loan interest	120	182
Valuation allowance on other real estate owned and property held for sale	41	76
Unrealized loss on securities available for sale	—	—
Other	499	248
Gross deferred tax assets	5,138	4,118
Valuation allowance	—	(92)
Total net deferred tax assets	5,138	4,026

Deferred tax liabilities
Depreciation	$(1,285)	$(1,053)
Prepaid expenses	(170)	(172)
Unrealized gain on securities available for sale	(1,120)	(406)
Net deferred loan costs	—	(67)
Other	(504)	(250)
Gross deferred tax liabilities	(3,079)	(1,948)
Net deferred tax asset	$2,059	$2,078

There were no unrecognized tax benefits at December 31, 2020 and 2019 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2016.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 15 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

A summary of the contractual amounts of financial instruments with off-balance-sheet risk was as follows at year-end (dollars in thousands):

	2020	2019
Commitments to extend credit	$88,022	$65,648
Letters of credit	11,751	15,303
Unused lines of credit	596,298	502,200

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $0 and $11.0 million at December 31, 2020 and 2019, respectively.

The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline.  These commitments were approximately $21.0 million and $0 at December 31, 2020 and 2019, respectively.

At year-end 2020 approximately 44.2% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to LIBOR and the prime rate and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to LIBOR and the prime rate.

NOTE 16 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  As of December 31, 2020, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 17 – SHAREHOLDERS' EQUITY (Continued)

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
CET1 capital (to risk weighted assets)
Consolidated	$235,629	15.8%	$67,170	4.5%	$104,487	7.0%	N/A	N/A
Bank	248,829	16.7	67,161	4.5	104,473	7.0	$97,010	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	255,629	17.1	89,561	6.0	126,877	8.5	N/A	N/A
Bank	248,829	16.7	89,548	6.0	126,860	8.5	119,397	8.0
Total capital (to risk weighted assets)
Consolidated	273,037	18.3	119,414	8.0	156,731	10.5	N/A	N/A
Bank	266,237	17.8	119,397	8.0	156,709	10.5	149,247	10.0
Tier 1 capital (to average assets)
Consolidated	255,629	9.9	103,420	4.0	N/A	N/A	N/A	N/A
Bank	248,829	9.6	103,391	4.0	N/A	N/A	129,238	5.0

December 31, 2019
CET1 capital (to risk weighted assets)
Consolidated	$215,925	13.5%	$72,187	4.5%	$112,290	7.0%	N/A	N/A
Bank	228,761	14.3	72,182	4.5	112,284	7.0	$104,263	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	235,925	14.7	96,249	6.0	136,353	8.5	N/A	N/A
Bank	228,761	14.3	96,243	6.0	136,344	8.5	128,324	8.0
Total capital (to risk weighted assets)
Consolidated	253,125	15.8	128,332	8.0	168,436	10.5	N/A	N/A
Bank	245,961	15.3	128,324	8.0	168,425	10.5	160,405	10.0
Tier 1 capital (to average assets)
Consolidated	235,925	11.5	82,130	4.0	N/A	N/A	N/A	N/A
Bank	228,761	11.2	82,070	4.0	N/A	N/A	102,587	5.0

The full $20.0 million of trust preferred securities outstanding at December 31, 2020 and 2019, respectively, qualified as Tier 1 capital.

The Bank was categorized as "well capitalized" at December 31, 2020 and 2019.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2020	2019
ASSETS
Cash and cash equivalents	$6,718	$7,289
Investment in Bank subsidiary	253,043	230,305
Investment in other subsidiaries	645	650
Other assets	208	107
Total assets	$260,614	$238,351

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	$20,619	$20,619
Other liabilities	152	263
Total liabilities	20,771	20,882
Total shareholders' equity	239,843	217,469
Total liabilities and shareholders' equity	$260,614	$238,351

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2020	2019
INCOME
Dividends from subsidiaries	$11,712	$32,610
Other	—	—
Total income	11,712	32,610
EXPENSE
Interest expense	769	2,232
Other expense	726	720
Total expense	1,495	2,952
Income before income tax and equity in undistributed earnings of subsidiaries	10,217	29,658
Equity in undistributed earnings of subsidiaries	19,628	1,678
Income before income tax	29,845	31,336
Income tax benefit	(320)	(643)
Net income	$30,165	$31,979
Comprehensive income	$32,835	$35,801

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2020	2019
Cash flows from operating activities
Net income	$30,165	$31,979
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(19,628)	(1,678)
Stock compensation expense	70	47
Change in other assets	(101)	120
Change in other liabilities	(111)	8
Net cash from operating activities	10,395	30,476
Cash flows from investing activities
Investment in subsidiaries	—	619
Net cash from investing activities	—	619
Cash flows from financing activities
Proceeds from issuance of common stock	—	—
Repayment of other borrowings	—	(20,619)
Cash dividends paid	(10,880)	(9,511)
Common stock issuance costs	—	—
Repurchases of shares	(86)	(101)
Net cash from financing activities	(10,966)	(30,231)
Net change in cash and cash equivalents	(571)	864
Cash and cash equivalents at beginning of year	7,289	6,425
Cash and cash equivalents at end of year	$6,718	$7,289

NOTE 19 – QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)

					Earnings Per Common Share
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income	Basic	Diluted
2020
First quarter	$17,494	$15,303	$700	$6,411	$0.19	$0.19
Second quarter	16,507	15,047	1,000	7,638	0.22	0.22
Third quarter	15,822	14,674	500	7,120	0.21	0.21
Fourth quarter	17,401	16,513	800	8,997	0.26	0.26

2019
First quarter	$19,189	$16,021	$(250)	$7,646	$0.22	$0.22
Second quarter	19,239	15,955	(200)	8,003	0.24	0.24
Third quarter	19,079	15,836	—	8,158	0.24	0.24
Fourth quarter	18,435	15,675	—	8,172	0.24	0.24

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2020.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.  Our management, including our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures, have concluded that, as of December 31, 2020, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission's rules and forms.

(b)	Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020 based on those criteria.

BDO USA, LLP, an independent registered public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2020, as stated in their report below.

(d)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Macatawa Bank Corporation
Holland, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Macatawa Bank Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and our report dated February 18, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 18, 2021

ITEM 9B:	Other Information.

None.
PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings "The Board of Directors – General, – Qualifications and Biographical Information, and – Board Committees – Audit Committee," "Executive Officers," "Delinquent Section 16(a) Reports," "Corporate Governance – Code of Ethics" and "Shareholder Proposals" in our definitive Proxy Statement relating to our May 4, 2021 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 11:	Executive Compensation.

Information under the heading "Executive Compensation" in our definitive Proxy Statement relating to our May 4, 2021 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading "Ownership of Macatawa Stock" in our definitive Proxy Statement relating to our May 4, 2021 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2020.  The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	0	N/A	1,108,519
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	1,108,519

(1)
Consists of the Macatawa Bank Corporation Stock Incentive Plan of 2015.  The number of shares reflected in column (c) above with respect to the Macatawa Bank Corporation Stock Compensation Plan of 2015 (1,108,519 shares) represents shares that may be issued other than upon the exercise of an outstanding option, warrant or right.  This plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings "Transactions with Related Persons" and "The Board of Directors – Board Committees" in our definitive Proxy Statement relating to our May 4, 2021 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

Information under the headings "Independent Auditors – Fees and – Audit Committee Approval Policies" in our definitive Proxy Statement relating to our May 4, 2021 Annual Meeting of Shareholders is here incorporated by reference.

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020 and 2019 Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements
(a) 2.	Financial statement schedules are omitted because they are not required or because the information is set forth in the consolidated financial statements or related notes.
(a) 3.	The following exhibits are filed as part of this report:

Exhibit Number and Description
3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
3.2	Bylaws. Previously filed with the Commission on February 19, 2015 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. Exhibit 3.2.
4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.
4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.
4.3
Long-Term Debt.  The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets.  The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the SEC upon request.

4.4
Description of Rights of Shareholders.  Previously filed with the Commission on February 20, 2020 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, Exhibit 4.4.  Here incorporated by reference.

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
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 18, 2021.

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

Signature

*/s/ Richard L. Postma	February 18, 2021
Richard L. Postma, Chairman of the Board

/s/ Ronald L. Haan	February 18, 2021
Ronald L. Haan, Chief Executive Officer

*/s/ Douglas B. Padnos	February 18, 2021
Douglas B. Padnos, Director

*/s/ Michael K. Le Roy	February 18, 2021
Michael K. Le Roy, Director

*/s/ Charles A. Geenen	February 18, 2021
Charles A. Geenen, Director

*/s/ Birgit M. Klohs	February 18, 2021
Birgit M. Klohs, Director

*/s/ Robert L. Herr	February 18, 2021
Robert L. Herr, Director

*/s/ Nichole S. Dandridge	February 18, 2021
Nichole S. Dandridge, Director

*/s/ Thomas P. Rosenbach	February 18, 2021
Thomas P. Rosenbach, Director

*By:	/s/ Jon W. Swets
Jon W. Swets Attorney-in-Fact