Form 10-Q
period 2021-03-31
MACATAWA BANK CORP
filed 2021-04-22
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,193,132 shares of the Company's Common Stock (no par value) were outstanding as of April 22, 2021.

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

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	34

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	47

	Item 4.
	Controls and Procedures	48

Part II.	Other Information:

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	49

	Item 6.
	Exhibits	49

Signatures		50

Index
Part I	Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2021 (unaudited) and December 31, 2020
(Dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$26,900	$31,480
Federal funds sold and other short-term investments	884,985	752,256
Cash and cash equivalents	911,885	783,736
Debt securities available for sale, at fair value	233,672	236,832
Debt securities held to maturity (fair value 2021 - $92,139 and 2020 - $83,246)	89,170	79,468
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	9,315	5,422
Total loans	1,382,951	1,429,331
Allowance for loan losses	(17,452)	(17,408)
Net loans	1,365,499	1,411,923
Premises and equipment – net	43,113	43,254
Accrued interest receivable	5,994	5,625
Bank-owned life insurance	42,244	42,516
Other real estate owned - net	2,371	2,537
Net deferred tax asset	3,298	2,059
Other assets	16,222	17,096
Total assets	$2,734,341	$2,642,026
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$848,798	$809,437
Interest-bearing	1,539,147	1,489,150
Total deposits	2,387,945	2,298,587
Other borrowed funds	70,000	70,000
Long-term debt	20,619	20,619
Accrued expenses and other liabilities	13,398	12,977
Total liabilities	2,491,962	2,402,183
Commitments and contingent liabilities	—	—
Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 34,193,132 and 34,197,519 shares issued and outstanding at March 31, 2021 and December 31, 2020	218,687	218,528
Retained earnings	22,156	17,101
Accumulated other comprehensive income	1,536	4,214
Total shareholders' equity	242,379	239,843
Total liabilities and shareholders' equity	$2,734,341	$2,642,026

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three month periods ended March 31, 2021 and 2020
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Interest income
Loans, including fees	$13,467	$14,851
Securities
Taxable	787	1,061
Tax-exempt	758	882
FHLB Stock	61	124
Federal funds sold and other short-term investments	201	576
Total interest income	15,274	17,494
Interest expense
Deposits	279	1,603
Other borrowings	352	349
Long-term debt	153	239
Total interest expense	784	2,191
Net interest income	14,490	15,303
Provision for loan losses	—	700
Net interest income after provision for loan losses	14,490	14,603
Noninterest income
Service charges and fees	992	1,110
Net gains on mortgage loans	2,015	650
Trust fees	1,005	935
ATM and debit card fees	1,485	1,337
Gain on sales of securities	—	—
Bank owned life insurance ("BOLI") income	276	242
Other	766	685
Total noninterest income	6,539	4,959
Noninterest expense
Salaries and benefits	6,412	6,691
Occupancy of premises	1,037	1,009
Furniture and equipment	937	855
Legal and professional	222	291
Marketing and promotion	175	238
Data processing	908	760
FDIC assessment	170	—
Interchange and other card expense	358	347
Bond and D&O insurance	111	105
Net (gains) losses on repossessed and foreclosed properties	18	31
Administration and disposition of problem assets	14	30
Other	1,123	1,365
Total noninterest expenses	11,485	11,722
Income before income tax	9,544	7,840
Income tax expense	1,766	1,429
Net income	$7,778	$6,411
Basic earnings per common share	$0.23	$0.19
Diluted earnings per common share	$0.23	$0.19
Cash dividends per common share	$0.08	$0.08

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three month periods ended March 31, 2021 and 2020
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net income	$7,778	$6,411
Other comprehensive income:
Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	(3,390)	2,939
Tax effect	712	(617)
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	(2,678)	2,322
Less: reclassification adjustments:
Reclassification for gains included in net income	—	—
Tax effect	—	—
Reclassification for gains included in net income, net of tax	—	—
Other comprehensive income (loss), net of tax	(2,678)	2,322
Comprehensive income	$5,100	$8,733

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three month periods ended March 31, 2021 and 2020
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2020	$218,109	$(2,184)	$1,544	$217,469
Net income for the three months ended March 31, 2020	—	6,411	—	6,411
Cash dividends at $.08 per share	—	(2,720)	—	(2,720)
Repurchase of 1,608 shares for taxes withheld on vested restricted stock	(11)	—	—	(11)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	2,322	2,322
Stock compensation expense	109	—	—	109
Balance, March 31, 2020	$218,207	$1,507	$3,866	$223,580

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2021	$218,528	$17,101	$4,214	$239,843
Net income for the three months ended March 31, 2021	—	7,778	—	7,778
Cash dividends at $.08 per share	—	(2,723)	—	(2,723)
Repurchase of 526 shares for taxes withheld on vested restricted stock	(5)	—	—	(5)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	(2,678)	(2,678)
Stock compensation expense	164	—	—	164
Balance, March 31, 2021	$218,687	$22,156	$1,536	$242,379

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three month periods ended March 31, 2021 and 2020
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash flows from operating activities
Net income	$7,778	$6,411
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	498	721
Stock compensation expense	164	109
Provision for loan losses	—	700
Origination of loans for sale	(47,296)	(29,356)
Proceeds from sales of loans originated for sale	45,418	31,334
Net gains on mortgage loans	(2,015)	(650)
Write-down of other real estate	4	31
Net loss on sales of other real estate	14	—
Deferred income tax expense	(528)	(271)
Change in accrued interest receivable and other assets	505	(3,138)
Earnings in bank-owned life insurance	(276)	(242)
Change in accrued expenses and other liabilities	421	4,276
Net cash from operating activities	4,687	9,925
Cash flows from investing activities
Loan originations and payments, net	46,424	(8,725)
Purchases of securities available for sale	(23,106)	(49,894)
Purchases of securities held to maturity	(10,172)	(5,876)
Proceeds from:
Maturities and calls of securities	14,239	26,544
Principal paydowns on securities	9,197	3,949
Sales of other real estate	148	91
Proceeds from payout of bank-owned insurance claim	560	—
Additions to premises and equipment	(458)	(624)
Net cash from investing activities	36,832	(34,535)
Cash flows from financing activities
Change in deposits	89,358	(47,914)
Proceeds from other borrowed funds	—	10,000
Repurchase of shares for taxes withheld on vested restricted stock	(5)	(11)
Cash dividends paid	(2,723)	(2,720)
Net cash from financing activities	86,630	(40,645)
Net change in cash and cash equivalents	128,149	(65,255)
Cash and cash equivalents at beginning of period	783,736	272,450
Cash and cash equivalents at end of period	$911,885	$207,195

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three month periods ended March 31, 2021 and 2020
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Supplemental cash flow information
Interest paid	$786	$2,234
Income taxes paid	—	—
Supplemental noncash disclosures:
Security settlement	—	(10,153)

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

The Company owns all of the common stock of Macatawa Statutory Trust II. This is a grantor trust that issued trust preferred securities Under generally accepted accounting principles, this trust is not consolidated into the financial statements of the Company.

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

The Company quickly responded to the changing environment by successfully executing its business continuity plan, including implementing work from home arrangements and limiting branch activities.  As of March 31, 2021, branches were fully open with additional health and safety requirements to comply with U.S. federal and state of Michigan health mandates, including, among other things, daily deep cleaning, nonsurgical face mask requirements and strict social distancing measures.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”  This guidance encourages financial institutions to work prudently with borrowers that are or that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff the federal banking agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a modification are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.  On December 27, 2020, President Trump signed another COVID-19 relief bill that extended this guidance until the earlier of January 1, 2022 or 60 days after the date on which the national emergency declared as a result of COVID-19 is terminated.  Through March 31, 2021, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  The majority of these modifications involved three-month extensions.  By March 31, 2021, most of these modifications had expired, other than those receiving a third short-term modification as allowed under the guidance.  At March 31, 2021, there were 5 such loans under COVID-19 modification, totaling $21.9 million.  This is down from a quarter end peak of $297.3 million at June 30, 2020.

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

On December 27, 2020, President Trump signed another COVID-19 relief bill that extended and modified several provisions of the PPP.  This included an additional allocation of $284 billion.  The SBA reactivated the PPP on January 11, 2021.  The Bank is originating additional PPP loans through the PPP, which will currently extend through May 31, 2021.  In the three months ended March 31, 2021, the Bank had generated and received SBA approval on 747 PPP loans totaling $96.9 million and received $4.4 million in related deferred PPP fees under the 2021 PPP authorization.  In the three months ended March 31, 2021, 523 PPP loans totaling $71.7 million had been forgiven by the SBA and a total of $2.0 million in PPP fees had been recognized by the Bank including fees recognized upon forgiveness and continuing amortization of fees from the 2020 and 2021 PPP originations.

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

While the Company continues to evaluate the disruption caused by the pandemic and impact of the CARES Act, these events may have a material adverse impact on the Company’s results of future operations, financial position, capital, and liquidity in fiscal year 2021 and beyond.

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

Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Bank-Owned Life Insurance (BOLI):  The Bank has purchased life insurance policies on certain officers.  BOLI is recorded at its currently realizable cash surrender value.  Changes in cash surrender value are recorded in other income.  In early April 2021, the Bank purchased an additional $10.0 million in BOLI policies.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At March 31, 2021, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.  PPP loans receive $0 allocation as they are fully guaranteed by the SBA and are subject to be forgiven under the SBA forgiveness criteria.

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

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets: Assets acquired through or instead of loan foreclosure, primarily other real estate owned, are initially recorded at estimated fair value less estimated costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed unless they add value to the property.

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, each of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At March 31, 2021 and December 31, 2020, the total notional amount of such agreements was $147.5 million and $156.4 million, respectively, and resulted in a derivative asset with a fair value of $3.8 million and $4.2 million, respectively, which were included in other assets and a derivative liability of $3.8 million and $4.2 million, respectively, which were included in other liabilities.

Mortgage Banking Derivatives :  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked.  The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline.  At times, the Bank also enters into forward commitments for the future delivery of mortgage loans when loans are closed but not yet sold, in order to hedge the change in interest rates resulting from its commitments to sell the loans.

Changes in the fair values of these interest rate lock and mortgage backed security and forward commitment derivatives are included in net gains on mortgage loans.  The net fair value of mortgage banking derivatives was approximately $285,000 and $(130,000) at March 31, 2021 and December 31, 2020, respectively.

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

ASU No. 2019-10 Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) – Effective Dates updated the effective date of this ASU for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022.  The Company selected a software vendor for applying this new ASU for Current Expected Credit Losses (“CECL”), began implementation of the software in the second quarter of 2018, completed integration during the third quarter of 2018 and ran parallel computations with both systems using the current GAAP incurred loss model in the fourth quarter of 2018.  The Company went live with this software beginning in January 2019 for its monthly incurred loss computations and began modeling the new current expected credit loss model assumptions to the allowance for loan losses computation.  During 2019 and 2020, the Company modeled the various methods prescribed in the ASU against the Company’s identified loan segments.  The Company anticipates continuing to run parallel computations and fine tune assumptions as it continues to evaluate the impact of adoption of the new standard.  The COVID-19 pandemic that broke out in the United States in the first quarter of 2020 and continued into 2021 may have a significant impact on allowance computations under the incurred loss model which could be amplified under the new standard.

NOTE 2 – SECURITIES

The amortized cost and estimated fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Available for Sale
U.S. Treasury and federal agency securities	$62,993	$196	$(1,337)	$61,852
U.S. Agency MBS and CMOs	63,386	977	(600)	63,763
Tax-exempt state and municipal bonds	41,915	1,581	(1)	43,495
Taxable state and municipal bonds	59,108	1,357	(385)	60,080
Corporate bonds and other debt securities	4,326	156	—	4,482
	$231,728	$4,267	$(2,323)	$233,672
Held to Maturity
Tax-exempt state and municipal bonds	$89,170	$3,089	$(120)	$92,139

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available for Sale
U.S. Treasury and federal agency securities	$63,993	$287	$(170)	$64,110
U.S. Agency MBS and CMOs	63,652	1,376	(45)	64,983
Tax-exempt state and municipal bonds	43,739	1,903	—	45,642
Taxable state and municipal bonds	55,383	1,801	(7)	57,177
Corporate bonds and other debt securities	4,731	189	—	4,920
	$231,498	$5,556	$(222)	$236,832
Held to Maturity
Tax-exempt state and municipal bonds	$79,468	$3,778	$—	$83,246

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 2 – SECURITIES (Continued)

There were no sales of securities in the three month periods ended March 31, 2021 and 2020.

Contractual maturities of debt securities at March 31, 2021 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$24,515	$24,632	$25,807	$25,992
Due from one to five years	31,050	32,008	60,710	62,555
Due from five to ten years	16,025	17,155	84,052	83,682
Due after ten years	17,580	18,344	61,159	61,443
	$89,170	$92,139	$231,728	$233,672

Securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$41,062	$(1,337)	$—	$—	$41,062	$(1,337)
U.S. Agency MBS and CMOs	29,553	(600)	—	—	29,553	(600)
Tax-exempt state and municipal bonds	450	(1)	—	—	450	(1)
Taxable state and municipal bonds	16,583	(385)	—	—	16,583	(385)
Corporate bonds and other debt securities	—	—	—	—	—	—
Total	$87,648	$(2,323)	$—	$—	$87,648	$(2,323)

Held to Maturity
Tax-exempt state and municipal bonds	$15,588	$(120)	$—	$—	$15,588	$(120)

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$22,830	$(170)	$—	$—	$22,830	$(170)
U.S. Agency MBS and CMOs	9,299	(45)	—	—	9,299	(45)
Tax-exempt state and municipal bonds	—	—	—	—	—	—
Taxable state and municipal bonds	2,336	(7)	—	—	2,336	(7)
Corporate bonds and other debt securities	—	—	—	—	—	—
Total	$34,465	$(222)	$—	$—	$34,465	$(222)

Held to Maturity
Tax-exempt state and municipal bonds	$—	$—	$—	$—	$—	$—

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At March 31, 2021, 70 securities available for sale with fair values totaling $87.7 million had unrealized losses totaling approximately $2.3 million.  At March 31, 2021, seven securities held to maturity with fair value totaling $15.6 million had unrealized losses totaling approximately $120,000.  Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost.  Management determined that the unrealized losses for the three month periods ended March 31, 2021 and 2020 were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during each period.

Securities with a carrying value of approximately $5.1 million and $6.1 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at March 31, 2021 and December 31, 2020, respectively.

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Commercial and industrial
Commercial and industrial, excluding PPP	$392,208	$436,331
PPP	253,811	229,079
Total commercial and industrial	646,019	665,410

Commercial real estate:
Residential developed	8,651	8,549
Vacant and unimproved	41,375	47,122
Commercial development	841	857
Residential improved	112,618	114,392
Commercial improved	264,122	266,006
Manufacturing and industrial	112,995	115,247
Total commercial real estate	540,602	552,173
Consumer
Residential mortgage	139,727	149,556
Unsecured	134	161
Home equity	52,709	57,975
Other secured	3,760	4,056
Total consumer	196,330	211,748
Total loans	1,382,951	1,429,331
Allowance for loan losses	(17,452)	(17,408)
	$1,365,499	$1,411,923

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended March 31, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,632	$7,999	$2,758	$19	$17,408
Charge-offs	—	—	(50)	—	(50)
Recoveries	20	39	35	—	94
Provision for loan losses	(851)	860	(25)	16	—
Ending Balance	$5,801	$8,898	$2,718	$35	$17,452

Three months ended March 31, 2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,658	$6,521	$3,009	$12	$17,200
Charge-offs	—	—	(39)	—	(39)
Recoveries	19	974	35	—	1,028
Provision for loan losses	1,130	(582)	125	27	700
Ending Balance	$8,807	$6,913	$3,130	$39	$18,889

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

March 31, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$511	$181	$295	$—	$987
Collectively evaluated for impairment	5,290	8,717	2,423	35	16,465
Total ending allowance balance	$5,801	$8,898	$2,718	$35	$17,452
Loans:
Individually reviewed for impairment	$4,987	$2,481	$3,817	$—	$11,285
Collectively evaluated for impairment	641,032	538,121	192,513	—	1,371,666
Total ending loans balance	$646,019	$540,602	$196,330	$—	$1,382,951

December 31, 2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$587	$313	$310	$—	$1,210
Collectively evaluated for impairment	6,045	7,686	2,448	19	16,198
Total ending allowance balance	$6,632	$7,999	$2,758	$19	$17,408
Loans:
Individually reviewed for impairment	$3,957	$2,613	$4,049	$—	$10,619
Collectively evaluated for impairment	661,453	549,560	207,699	—	1,418,712
Total ending loans balance	$665,410	$552,173	$211,748	$—	$1,429,331

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2021 (dollars in thousands):

March 31, 2021	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$143	$143	$—
Commercial real estate:
Residential improved	87	87	—
Commercial improved	1,035	1,035	—
	1,122	1,122	—
Consumer	—	—	—
Total with no related allowance recorded	$1,265	$1,265	$—

With an allowance recorded:
Commercial and industrial	$4,844	$4,844	$511
Commercial real estate:
Commercial improved	1,161	1,161	173
Manufacturing and industrial	198	198	8
	1,359	1,359	181
Consumer:
Residential mortgage	3,292	3,292	254
Unsecured	104	104	8
Home equity	400	400	31
Other secured	21	21	2
	3,817	3,817	295
Total with an allowance recorded	$10,020	$10,020	$987
Total	$11,285	$11,285	$987

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

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three month periods ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Average of impaired loans during the period:
Commercial and industrial	$4,586	$6,615
Commercial real estate:
Residential developed	45	74
Residential improved	87	267
Commercial improved	2,208	5,822
Manufacturing and industrial	199	356
Consumer	3,941	4,914
Interest income recognized during impairment:
Commercial and industrial	134	273
Commercial real estate	31	99
Consumer	38	57
Cash-basis interest income recognized
Commercial and industrial	125	275
Commercial real estate	31	128
Consumer	36	60

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2021 and 2020:

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

March 31, 2021	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential improved	87	—
Commercial improved	345	—
	432	—
Consumer:
Residential mortgage	93	—
	93	—
Total	$525	$—

December 31, 2020	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential improved	87	—
Commercial improved	351	—
	438	—
Consumer:
Residential mortgage	95	—
	95	—
Total	$533	$—

The following table presents the aging of the recorded investment in past due loans as of March 31, 2021 and December 31, 2020 by class of loans (dollars in thousands):

March 31, 2021	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$39	—	$39	$645,980	$646,019
Commercial real estate:
Residential developed	—	—	—	8,651	8,651
Vacant and unimproved	—	—	—	41,375	41,375
Commercial development	—	—	—	841	841
Residential improved	—	87	87	112,531	112,618
Commercial improved	—	—	—	264,122	264,122
Manufacturing and industrial	—	—	—	112,995	112,995
	—	87	87	540,515	540,602
Consumer:
Residential mortgage	—	91	91	139,636	139,727
Unsecured	—	—	—	134	134
Home equity	—	—	—	52,709	52,709
Other secured	—	—	—	3,760	3,760
	—	91	91	196,239	196,330
Total	$39	$178	$217	$1,382,734	$1,382,951

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

December 31, 2020	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$45	$—	$45	$665,365	$665,410
Commercial real estate:
Residential developed	—	—	—	8,549	8,549
Vacant and unimproved	—	—	—	47,122	47,122
Commercial development	—	—	—	857	857
Residential improved	—	87	87	114,305	114,392
Commercial improved	353	—	353	265,653	266,006
Manufacturing and industrial	—	—	—	115,247	115,247
	353	87	440	551,733	552,173
Consumer:
Residential mortgage	—	94	94	149,462	149,556
Unsecured	—	—	—	161	161
Home equity	—	—	—	57,975	57,975
Other secured	2	—	2	4,054	4,056
	2	94	96	211,652	211,748
Total	$400	$181	$581	$1,428,750	$1,429,331

The Company had allocated $987,000 and $1.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2021 and December 31, 2020, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents information regarding troubled debt restructurings as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	6	$4,987	7	$3,957
Commercial real estate	7	1,320	9	1,439
Consumer	57	3,817	60	4,049
	70	$10,124	76	$9,445

The following table presents information related to accruing troubled debt restructurings as of March 31, 2021 and December 31, 2020.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	March 31, 2021	December 31, 2020
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	5,176	5,479
Accruing TDR - upgraded to accruing after six consecutive payments	4,516	3,529
	$9,692	$9,008

There were no troubled debt restructurings executed during the three month period ended March 31, 2021 and one consumer loan troubled debt restructuring totaling $3,000 executed during the three month period ended March 31, 2020, with no writedown taken upon restructuring.

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

Payment defaults on TDRs have been minimal and during the three month periods ended March 31, 2021 and 2020, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

In late March 2020, the federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do not need to be identified as a TDR if the loan was current at the time a modification plan was implemented.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs.  On December 27, 2020, President Trump signed another COVID-19 relief bill that extends this guidance until the earlier of January 1, 2022 or 60 days after the national emergency termination date.  Through March 31, 2021, the Bank had applied this guidance and had made 726 such modifications with principal balances totaling $337.2 million.  The Bank continues to follow the guidance issued by the banking regulators in making any TDR determinations.  At March 31, 2021, there were 5 such loans still in their modification period, totaling $21.9 million.  Of the 5 remaining loans, 3 were modified during the three months ended March 31, 2021.

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

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

As of March 31, 2021 and December 31, 2020, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

March 31, 2021	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$268,809	$15,062	$92,769	$261,340	$2,929	$5,110	$—	$—	$646,019

Commercial real estate:
Residential developed	—	—	—	8,651	—	—	—	—	8,651
Vacant and unimproved	—	2,640	8,469	30,266	—	—	—	—	41,375
Commercial development	—	—	296	545	—	—	—	—	841
Residential improved	—	—	21,118	91,211	202	—	87	—	112,618
Commercial improved	—	6,158	53,139	200,785	2,535	1,160	345	—	264,122
Manufacturing & industrial	—	2,075	28,462	78,800	3,658	—	—	—	112,995
	$268,809	$25,935	$204,253	$671,598	$9,324	$6,270	$432	$—	$1,186,621

December 31, 2020	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$244,079	$14,896	$111,611	$276,728	$13,957	$4,139	$—	$—	$665,410

Commercial real estate:
Residential developed	—	—	—	8,549	—	—	—	—	8,549
Vacant and unimproved	—	3,473	9,427	32,751	1,471	—	—	—	47,122
Commercial development	—	—	302	555	—	—	—	—	857
Residential improved	—	—	23,706	90,372	227	—	87	—	114,392
Commercial improved	—	6,328	58,483	192,030	7,641	1,174	350	—	266,006
Manufacturing & industrial	—	—	31,451	80,075	3,721	—	—	—	115,247
	$244,079	$24,697	$234,980	$681,060	$27,017	$5,313	$437	$—	$1,217,583

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	March 31, 2021	December 31, 2020
Not classified as impaired	$591	$591
Classified as impaired	6,111	5,159
Total commercial loans classified substandard or worse	$6,702	$5,750

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

March 31, 2021	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$139,636	$134	$52,709	$3,760
Nonperforming	91	—	—	—
Total	$139,727	$134	$52,709	$3,760

December 31, 2020	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$149,462	$161	$57,975	$4,056
Nonperforming	94	—	—	—
Total	$149,556	$161	$57,975	$4,056

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020	Three Months Ended March 31, 2020
Beginning balance	$2,731	$3,112	$3,112
Additions, transfers from loans	—	—	—
Proceeds from sales of other real estate owned	(148)	(192)	(91)
Valuation allowance reversal upon sale	(94)	(202)	—
Gain / (loss) on sales of other real estate owned	(14)	13	—
	2,475	2,731	3,021
Less: valuation allowance	(104)	(194)	(395)
Ending balance	$2,371	$2,537	$2,626

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Beginning balance	$194	$364
Additions charged to expense	4	31
Reversals upon sale	(94)	—
Ending balance	$104	$395

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Available for sale securities
U.S. Treasury and federal agency securities	$61,852	$—	$61,852	$—
U.S. Agency MBS and CMOs	63,763	—	63,763	—
Tax-exempt state and municipal bonds	43,495	—	43,495	—
Taxable state and municipal bonds	60,080	—	60,080	—
Corporate bonds and other debt securities	4,482	—	4,482	—
Other equity securities	1,487	—	1,487	—
Loans held for sale	9,315	—	9,315	—
Interest rate swaps	3,801	—	—	3,801
Interest rate swaps	(3,801)	—	—	(3,801)

December 31, 2020
Available for sale securities
U.S. Treasury and federal agency securities	$64,110	$—	$64,110	$—
U.S. Agency MBS and CMOs	64,983	—	64,983	—
Tax-exempt state and municipal bonds	45,642	—	45,642	—
Taxable state and municipal bonds	57,177	—	57,177	—
Corporate bonds and other debt securities	4,920	—	4,920	—
Other equity securities	1,513	—	1,513	—
Loans held for sale	5,422	—	5,422	—
Interest rate swaps	4,217	—	—	4,217
Interest rate swaps	(4,217)	—	—	(4,217)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Impaired loans	$5,800	$—	$—	$5,800
Other real estate owned	28	—	—	28

December 31, 2020
Impaired loans	$4,686	$—	$—	$4,686
Other real estate owned	194	—	—	194

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
March 31, 2021
Impaired Loans	$5,800	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0
Other real estate owned	28	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2020
Impaired Loans	$4,686	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0
Other real estate owned	194	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2021 and December 31, 2020 (dollars in thousands):

	Level in	March 31, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$26,900	$26,900	$31,480	$31,480
Cash equivalents	Level 2	884,985	884,985	752,256	752,256
Securities held to maturity	Level 3	89,170	92,139	79,468	83,246
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,377,151	1,402,744	1,407,236	1,448,874
Bank owned life insurance	Level 3	42,244	42,244	42,516	42,516
Accrued interest receivable	Level 2	5,994	5,994	5,625	5,625
Financial liabilities
Deposits	Level 2	(2,387,945)	(2,388,095)	(2,298,587)	(2,298,867)
Other borrowed funds	Level 2	(70,000)	(72,438)	(70,000)	(73,010)
Long-term debt	Level 2	(20,619)	(18,073)	(20,619)	(18,011)
Accrued interest payable	Level 2	(240)	(240)	(242)	(242)
Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

NOTE 6 – DEPOSITS
Deposits are summarized as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Noninterest-bearing demand	$848,798	$809,437
Interest bearing demand	614,316	642,918
Savings and money market accounts	822,493	742,685
Certificates of deposit	102,338	103,547
	$2,387,945	$2,298,587

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $29.9 million at March 31, 2021 and $28.8 million at December 31, 2020.

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
March 31, 2021
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
	$70,000

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 7 - OTHER BORROWED FUNDS (Continued)

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.  These advances were collateralized by residential and commercial real estate loans totaling $402.7 million and $427.9 million under a blanket lien arrangement at March 31, 2021 and December 31, 2020, respectively.

Scheduled repayments of FHLB advances as of March 31, 2021 were as follows (in thousands):

2021	$10,000
2022	—
2023	10,000
2024	40,000
2025	—
Thereafter	10,000
$70,000

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at March 31, 2021 and December 31, 2020, and the Company had approximately $2.6 million and $12.9 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $2.9 million and $13.8 million at March 31, 2021 and December 31, 2020, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended March 31, 2021 and 2020 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net income available to common shares	$7,778	$6,411
Weighted average shares outstanding, including participating stock awards - Basic	34,195,526	34,106,719
Dilutive potential common shares:
Stock options	—	—
Weighted average shares outstanding - Diluted	34,195,526	34,106,719
Basic earnings per common share	$0.23	$0.19
Diluted earnings per common share	$0.23	$0.19

There were no antidilutive shares of common stock in the three month periods ended March 31, 2021 and 2020.

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Current	$2,294	$1,700
Deferred	(528)	(271)
	$1,766	$1,429

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Statutory rate	21%	21%
Statutory rate applied to income before taxes	$2,004	$1,646
Deduct
Tax-exempt interest income	(159)	(178)
Bank-owned life insurance	(58)	(51)
Other, net	(21)	12
	$1,766	$1,429

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, the Company considers positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. Management believes it is more likely than not that all of the deferred tax assets at March 31, 2021 and December 31, 2020 will be realized against deferred tax liabilities and projected future taxable income.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31, 2021	December 31, 2020
Deferred tax assets
Allowance for loan losses	$3,665	$3,656
Net deferred loan fees	1,309	$822
Nonaccrual loan interest	96	120
Valuation allowance on other real estate owned	22	41
Unrealized loss on securities available for sale	—	—
Other	525	499
Gross deferred tax assets	5,617	5,138
Valuation allowance	—	—
Total net deferred tax assets	5,617	5,138
Deferred tax liabilities
Depreciation	(1,238)	(1,285)
Prepaid expenses	(170)	(170)
Unrealized gain on securities available for sale	(409)	(1,120)
Other	(502)	(504)
Gross deferred tax liabilities	(2,319)	(3,079)
Net deferred tax asset	$3,298	$2,059

There were no unrecognized tax benefits at March 31, 2021 or December 31, 2020 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2016.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	March 31, 2021	December 31, 2020
Commitments to make loans	$77,460	$88,022
Letters of credit	12,374	11,751
Unused lines of credit	644,440	596,298

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $6.3 million and $0 at March 31, 2021 and December 31, 2020, respectively.

The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline.  These commitments were approximately $33.8 million and $21.0 million at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021, approximately 53.3% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of March 31, 2021, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At March 31, 2021 and December 31, 2020, actual capital levels and minimum required levels were (dollars in thousands):

			Minimum Capital		Minimum Capital Adequacy With		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy		Capital Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
CET1 capital (to risk weighted assets)
Consolidated	$240,843	16.7%	$64,791	4.5%	$100,786	7.0%	N/A	N/A
Bank	253,330	17.6	64,785	4.5	100,776	7.0	$93,578	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	260,843	18.1	86,388	6.0	122,383	8.5	N/A	N/A
Bank	253,330	17.6	86,380	6.0	122,371	8.5	115,173	8.0
Total capital (to risk weighted assets)
Consolidated	278,295	19.3	115,184	8.0	151,180	10.5	N/A	N/A
Bank	270,782	18.8	115,173	8.0	151,165	10.5	143,966	10.0
Tier 1 capital (to average assets)
Consolidated	260,843	9.8	106,493	4.0	N/A	N/A	N/A	N/A
Bank	253,330	9.5	106,459	4.0	N/A	N/A	133,073	5.0

December 31, 2020
CET1 capital (to risk weighted assets)
Consolidated	$235,629	15.8%	$67,170	4.5%	$104,487	7.0%	N/A	N/A
Bank	248,829	16.7	67,161	4.5	104,473	7.0	$97,010	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	255,629	17.1	89,561	6.0	126,877	8.5	N/A	N/A
Bank	248,829	16.7	89,548	6.0	126,860	8.5	119,397	8.0
Total capital (to risk weighted assets)
Consolidated	273,037	18.3	119,414	8.0	156,731	10.5	N/A	N/A
Bank	266,237	17.8	119,397	8.0	156,709	10.5	149,247	10.0
Tier 1 capital (to average assets)
Consolidated	255,629	9.9	103,420	4.0	N/A	N/A	N/A	N/A
Bank	248,829	9.6	103,391	4.0	N/A	N/A	129,238	5.0

All $20.0 million of trust preferred securities outstanding at March 31, 2021 and December 31, 2020, respectively, qualified as Tier 1 capital. Refer to our 2020 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at March 31, 2021 and December 31, 2020.

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

At March 31, 2021, we had total assets of $2.73 billion, total loans of $1.38 billion, total deposits of $2.39 billion and shareholders' equity of $242.4 million.  For the three months ended March 31, 2021, we recognized net income of $7.8 million compared to $6.4 million for the same period in 2020.  The Bank was categorized as “well capitalized” under regulatory capital standards at March 31, 2021.

We paid a dividend of $0.08 per share in each quarter of 2020 and in the first quarter of 2021.

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

The Company quickly responded to the changing environment by successfully executing its business continuity plan, including implementing work from home arrangements and limiting branch activities.  As of March 31, 2021, branches were fully open with additional health and safety requirements to comply with U.S. federal and state of Michigan health mandates, including, among other things, daily deep cleaning, nonsurgical face mask requirements and strict social distancing measures.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”  This guidance encourages financial institutions to work prudently with borrowers that are or that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff the federal banking agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a modification are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.  On December 27, 2020, President Trump signed another COVID-19 relief bill that extended this guidance until the earlier of January 1, 2022 or 60 days after the date on which the national emergency declared as a result of COVID-19 is terminated.  Through March 31, 2021, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  The majority of these modifications involved three-month extensions.  By March 31, 2021, most of these modifications had expired, other than those receiving a third short-term modification as allowed under the guidance.  At March 31, 2021, there were 5 such loans under COVID-19 modification, totaling $21.9 million.  This is down from a quarter end peak of $297.3 million at June 30, 2020.

The CARES Act, as amended, included an allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”).  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Through December 31, 2020, the Bank had originated 1,738 PPP loans totaling $346.7 million in principal, with an average loan size of $200,000.  Fees totaling $10.0 million were generated from the SBA for these loans in the year ended December 31, 2020.  These fees are deferred and amortized into interest income over the contractual period of 24 months or 60 months, as applicable.  Upon SBA forgiveness, unamortized fees are then recognized into interest income.  Participation in the PPP had a significant impact on the Bank’s asset mix and net interest income in 2020 and will continue to impact both asset mix and net interest income until these loans are forgiven or paid off.  The initial PPP expired on August 8, 2020.  Through December 31, 2020, 747 PPP loans totaling $96.9 million had been forgiven by the SBA and a total of $4.4 million in PPP fees had been recognized by the Bank.  Of the 5 remaining loans, 3 were modified during the three months ended March 31, 2021.

On December 27, 2020, President Trump signed another COVID-19 relief bill that extended and modified several provisions of the PPP.  This included an additional allocation of $284 billion.  The SBA reactivated the PPP on January 11, 2021.  The Bank is originating additional PPP loans, which will currently extend through May 31, 2021.  In the three months ended March 31, 2021, the Bank had generated and received SBA approval on 898 PPP loans totaling $112.7 million with $5.1 million in related deferred fees under the 2021 PPP authorization.  In the three months ended March 31, 2021, 523 PPP loans totaling $71.7 million had been forgiven by the SBA and a total of $2.0 million in PPP fees had been recognized by the Bank including fees recognized upon forgiveness and continuing amortization of fees from the 2020 and 2021 PPP originations.

Index
RESULTS OF OPERATIONS

Summary: Net income for the three months ended March 31, 2021 was $7.8 million, compared to $6.4 million for the same period in 2020.  Net income per share on a diluted basis for the three months ended March 31, 2021 was $0.23 compared to $0.19 for the same period in 2020.

The increase in earnings in the three months ended March 31, 2021 compared to the same period in 2020 was due primarily to a higher level of net gains on mortgage loans and, to a lesser extent, a lower provision for loan losses.  The provision for loan losses was $0 for the three months ended March 31, 2021 compared to $700,000 for the same period in 2020.  The provision for loan losses in the three months ended March 31, 2020 was impacted by the establishment of a specific reserve on a large commercial loan relationship.  Provisions in both periods were impacted by qualitative factors applied to address the increased risk of loss from the negative effects of the COVID-19 pandemic.  We were in a net loan recovery position for the three months ended March 31, 2021, with $44,000 in net loan recoveries, compared to $989,000 in net loan recoveries in the same period in 2020.  Partially offsetting the favorable impact on earnings of higher mortgage gains and a lower provision for loan losses, net interest income decreased to $14.5 million in the three months ended March 31, 2021 compared to $15.3 million in the same period in 2020.

Net Interest Income: Net interest income totaled $14.5 million for the three months ended March 31, 2021 compared to $15.3 million for the same period in 2020.

Net interest income was positively impacted in the three months ended March 31, 2021 by an increase in average earning assets of $640.0 million compared to the same period in 2020.  However, our average yield on earning assets for the three months ended March 31, 2021 decreased 126 basis points compared to the same period in 2020 from 3.71% to 2.45%, offsetting the effect of the growth in earning assets.

Net interest income for the first quarter of 2021 decreased $813,000 compared to the same period in 2020.  Of this decrease, $3.0 million was due to decreases in rates earned or paid, partially offset by $2.1 million from increases in the volume of average interest earning assets and interest bearing liabilities.  The largest changes came in commercial loan interest income which decreased by $489,000 in the first quarter of 2021.  Of the $489,000 decrease in interest income on commercial loans, $1.5 million was due to decreases in rates earned, partially offset by the increase of $1.0 million in average balances between periods.  Net interest income in the first quarter of 2021 benefitted from $2.0 million in fee amortization related to PPP loans.  Net interest income in the first quarter of 2020 benefitted from prepayment fees and interest recovery of $65,000 collected on two commercial loans.

Average interest earning assets totaled $2.54 billion for three months ended March 31, 2021 compared to $1.90 billion for the same period in 2020. An increase of $624.0 million in average federal funds sold and other short-term investments were the primary components of the increase.  The net interest margin was 2.33% for the three months ended March 31, 2021 compared to 3.25% for the same period in 2020.  Yield on commercial loans (excluding PPP loans) decreased from 4.32% for three months ended March 31, 2020 to 3.76%, for the same period in 2021. The yield on PPP loans was 4.24% for the three months ended March 31, 2021. The rate on these loans is 1.0%, but the yield is also impacted by amortization of PPP fees.  The yield on residential mortgage loans decreased from 3.71% for the three months ended March 31, 2020 to 3.51% for the same period in 2021, while yields on consumer loans decreased from 4.79% for the first quarter of 2020 to 4.09% for the first quarter of 2021.  The decreases in yields on commercial loans and consumer loans were the result of the predominance of loans in these categories with variable rates of interest tied to prime and LIBOR, each of which decreased significantly in 2020 and remained low in the first quarter of 2021.

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

The cost of funds decreased to 0.19% in the first quarter of 2021 compared to 0.66% in the first quarter of 2020. Decreases in the rates paid on our interest-bearing checking, savings and money market accounts in response to the federal funds rate decreases over the past year caused the decrease in our cost of funds.

Index
The following table shows an analysis of net interest margin for the three month periods ended March 31, 2021 and 2020 (dollars in thousands):

	For the three months ended March 31,
	2021			2020
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$190,019	$787	1.66%	$191,531	$1,061	2.22%
Tax-exempt securities (1)	124,039	758	3.15	127,972	882	3.54
Commercial loans, excluding PPP loans (2)	956,396	8,995	3.76	1,103,320	12,036	4.32
PPP loans (3)	240,545	2,552	4.24	—	—	—
Residential mortgage loans	150,701	1,323	3.51	205,782	1,908	3.71
Consumer loans	59,129	597	4.09	76,195	907	4.79
Federal Home Loan Bank stock	11,558	61	2.10	11,558	124	4.24
Federal funds sold and other short-term investments	804,913	201	0.10	180,878	576	1.26
Total interest earning assets (1)	2,537,300	15,274	2.45	1,897,236	17,494	3.71
Noninterest earning assets:
Cash and due from banks	31,156			29,142
Other	98,346			91,445
Total assets	$2,666,802			$2,017,823
Liabilities
Deposits:
Interest bearing demand	$626,664	$35	0.02%	$434,910	$190	0.18%
Savings and money market accounts	797,590	60	0.03	651,035	714	0.44
Time deposits	107,625	184	0.69	153,561	699	1.83
Borrowings:
Other borrowed funds	70,000	352	2.01	63,736	349	2.17
Long-term debt	20,619	153	2.96	20,619	239	4.59
Total interest bearing liabilities	1,622,498	784	0.19	1,323,861	2,191	0.66
Noninterest bearing liabilities:
Noninterest bearing demand accounts	789,133			462,489
Other noninterest bearing liabilities	14,148			10,935
Shareholders' equity	241,023			220,538
Total liabilities and shareholders' equity	$2,666,802			$2,017,823
Net interest income		$14,490			$15,303
Net interest spread (1)			2.26%			3.05%
Net interest margin (1)			2.33%			3.25%
Ratio of average interest earning assets to average interest bearing liabilities	156.38%			143.31%

(1)	Yields are presented on a tax equivalent basis using a 21% assumed tax rate at March 31, 2021 and 2020.
(2)
Includes loan fees of $169,000 and $178,000 for the three months ended March 31, 2021 and 2020, respectively.  Includes average nonaccrual loans of approximately $528,000 and $2,546,000 for the three months ended March 31, 2021 and 2020, respectively.

(3)	Includes loan fees of $2.0 million for the three months ended March 31, 2021.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate:

	For the three months ended March 31, 2021 vs 2020 Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands)
Interest income
Taxable securities	$(8)	$(266)	$(274)
Tax-exempt securities	(26)	(98)	(124)
Commercial loans, excluding PPP loans	(1,494)	(1,547)	(3,041)
PPP loans	2,552	—	2,552
Residential mortgage loans	(488)	(97)	(585)
Consumer loans	(185)	(125)	(310)
Federal Home Loan Bank stock	—	(63)	(63)
Federal funds sold and other short-term investments	3,055	(3,430)	(375)
Total interest income	3,406	(5,626)	(2,220)
Interest expense
Interest bearing demand	$393	$(548)	$(155)
Savings and money market accounts	908	(1,562)	(654)
Time deposits	(167)	(348)	(515)
Other borrowed funds	126	(123)	3
Long-term debt	—	(86)	(86)
Total interest expense	1,260	(2,667)	(1,407)
Net interest income	$2,146	$(2,959)	$(813)

Provision for Loan Losses: The provision for loan losses for the three months ended March 31, 2021 was $0 compared to $700,000 for the same period in 2020.  Positively impacting the provision for loan losses for each period were the continued stabilization of asset quality metrics and net loan recoveries of $44,000 in the three months ended March 31, 2021 and $989,000 in the same period in 2020.   Positively impacting the provision for loan losses for the three months ended March 31, 2021 was the reduction in loan portfolio balances, excluding PPP loans.  Negatively impacting the provision for loan losses for the first quarter of 2020 was the establishment of a specific reserve on a large commercial loan.  Provisions in both periods were impacted by the estimated impact of COVID-19.

Gross loan recoveries were $94,000 for the three months ended March 31, 2021 and $1.0 million for the same period in 2020.  In the three months ended March 31, 2021, we had $50,000 in charge-offs, compared to $39,000 in the same period in 2020.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

Noninterest Income: Noninterest income for the three month period ended March 31, 2021 was $6.5 million compared to $5.0 million for the same period in 2020.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Service charges and fees on deposit accounts	$992	$1,110
Net gains on mortgage loans	2,015	650
Trust fees	1,005	935
ATM and debit card fees	1,485	1,337
Bank owned life insurance (“BOLI”) income	276	242
Investment services fees	477	424
Other income	289	261
Total noninterest income	$6,539	$4,959

Index
Net gains on mortgage loans were up $1.4 million in the three months ended March 31, 2021 compared to same period in 2020 as a result of an increase in the volume of loans originated for sale and a continued period of historically low market interest rates.  Mortgage loans originated for sale in the three months ended March 31, 2021 were $47.3 million, compared to $29.4 million in the same period in 2020.  Mortgage loans originated for portfolio in the three months ended March 31, 2021 were $9.8 million, compared to $4.6 million in the same period in 2020.  Investment services fees were up in the first three months of 2021 due to success in growing the number of investment services customer relationships we have and favorable investment market value changes. ATM and debit card fees were up in the three months ended March 31, 2021 due to higher volume of usage by our customers.

Noninterest Expense: Noninterest expense decreased to $11.5 million for the three month period ended March 31, 2021, from $11.7 million for the same period in 2020.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Salaries and benefits	$6,412	$6,691
Occupancy of premises	1,037	1,009
Furniture and equipment	937	855
Legal and professional	222	291
Marketing and promotion	175	238
Data processing	908	760
FDIC assessment	170	—
Interchange and other card expense	358	347
Bond and D&O insurance	111	105
Net (gains) losses on repossessed and foreclosed properties	18	31
Administration and disposition of problem assets	14	30
Outside services	434	453
Other noninterest expense	689	912
Total noninterest expense	$11,485	$11,722

Most categories of noninterest expense were relatively unchanged compared to the three months ended March 31, 2020 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, decreased by $279,000 in the three months ended March 31, 2021 from same period in 2020. This decrease was partially due to higher salary cost deferrals (driven by PPP loan originations) and lower medical insurance claims experience, offset by a higher level of variable based compensation which was up $150,000 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due in part to higher mortgage production.

Occupancy expenses were up $28,000 in the three months ended March 31, 2021 compared to the same period in 2020 due to higher maintenance costs associated with our branch facilities. These maintenance costs were up $32,000 primarily due to higher costs incurred for snow removal.

Our FDIC assessment costs increased by $170,000 in the first quarter of 2021 compared to the same period in 2020 due primarily to no assessment being due in the first quarter of 2020.  In January 2019, the FDIC notified us that the Bank would receive an assessment credit of approximately $438,000 to offset future assessment as the FDIC Deposit Insurance Fund had exceeded its target ratio of 1.35%.  Assessment credits totaling $266,000 were applied in the third and fourth quarters of 2019 and the remaining $172,000 credits were applied in 2020.

Costs associated with administration and disposition of problem assets have decreased significantly over the past several years and are now at negligible levels. These expenses include legal costs and repossessed and foreclosed property administration expense. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs.  Net (gains) losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  The net of these two line items decreased from the first quarter of 2020 to the first quarter of 2021, primarily due to higher losses on sale of properties and higher related legal costs in the first three months of 2020.

These costs are itemized in the following table (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Legal and professional – nonperforming assets	$11	$15
Repossessed and foreclosed property administration	3	15
Net (gains) losses on repossessed and foreclosed properties	18	31
Total	$32	$61

Index
As the level of problem loans and assets has declined over the past several years, the costs associated with these nonperforming assets have decreased significantly.  Other real estate owned decreased from $3.3 million at March 31, 2020 to $2.4 million at March 31, 2021.

Net (gains) losses on repossessed assets and foreclosed properties for the three month period ended March 31, 2021 decreased by $13,000 compared to the same period in 2020.  In the three month period ended March 31, 2021, valuation writedowns totaled $4,000 compared to valuation writedowns of $31,000 for the same period in 2020. In the three month period ended March 31, 2021, net realized losses totaled $14,000, compared to net realized losses of $0 for the same period in 2020.

Other noninterest expense decreased by $223,000 in the first three months of 2021 compared to the same period in 2020.  The first three months of 2020 included an expense of $156,000 related to a correction to one of our trust accounts.

Federal Income Tax Expense: We recorded $1.8 million in federal income tax expense for the three month period ended March 31, 2021 compared to $1.4 million in the same period in 2020.  Our effective tax rate for the three period ended March 31, 2021 was 18.50% compared to 18.23% for the same period in 2020.

FINANCIAL CONDITION

Total assets were $2.73 billion at March 31, 2021, an increase of $92.3 million from $2.64 billion at December 31, 2020. This change reflected increases of $128.1 million in cash and cash equivalents, $3.9 million in loans held for sale, and $9.7 million in securities held to maturity, partially offset by a decrease of $46.4 million in our loan portfolio and $3.2 million in securities available for sale.  Total deposits increased by $89.4 million at March 31, 2021 compared to December 31, 2020.  Throughout the COVID-19 pandemic, our deposit customers have held significantly higher balances, which has resulted in a substantial increase in our cash and cash equivalent balances and total assets.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $911.9 million at March 31, 2021 compared to $783.7 million at December 31, 2020.  The increase in these balances related primarily to the increase in total deposits.

Securities: Debt securities available for sale were $233.7 million at March 31, 2021 compared to $236.8 million at December 31, 2020. The balance at March 31, 2021 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio was $79.5 million at December 31, 2020 and $89.2 million at March 31, 2021.  Our held to maturity portfolio is comprised of state, municipal and privately placed commercial bonds.

Portfolio Loans and Asset Quality: Total portfolio loans decreased by $46.4 million in the first three months of 2021 and were $1.38 billion at March 31, 2021 compared to $1.43 billion at December 31, 2020. During the first three months of 2020, our commercial portfolio decreased by $31.0 million, while our consumer portfolio decreased by $5.6 million and our residential mortgage portfolio decreased by $9.8 million.

Mortgage loans originated for portfolio are typically loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for portfolio in the first three months of 2021 increased $5.2 million compared to the same period in 2020, from $4.6 million in the first three months of 2020 to $9.8 million in the same period in 2021.

Due primarily to re-financings associated with a lower rate environment, the volume of residential mortgage loans originated for sale in the first three months of 2021 increased $17.9 million compared to the same period in 2020. Residential mortgage loans originated for sale were $47.3 million in the first three months of 2021 compared to $29.4 million in the first three months of 2020.

Index
The following table shows our loan origination activity for loans to be held in portfolio during the first three months of 2021 and 2020, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$5,086	2.7%	$636	$126	0.0%	$42
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	433	0.2	217	2,978	3.0	1,489
Commercial development	—	—	—	—	—	—
Residential improved	36,580	19.4	778	16,942	16.6	385
Commercial improved	3,656	1.9	609	8,476	8.3	848
Manufacturing and industrial	8,553	4.5	1,222	4,544	4.5	303
Total commercial real estate	54,308	28.7	776	33,066	32.4	517
Commercial and industrial, excluding PPP	15,652	8.3	423	54,144	53.1	918
PPP loans	96,958	51.2	129	—	—	—
Total commercial and commercial real estate	166,918	88.2	1,560	87,210	85.5	709
Consumer
Residential mortgage	9,803	5.2	338	4,577	4.5	254
Unsecured	—	—	—	—	—	—
Home equity	12,105	6.4	114	9,890	9.7	103
Other secured	375	0.2	20	299	0.3	15
Total consumer	22,283	11.8	145	14,766	14.5	110
Total loans	$189,201	100.0%	725	$101,976	100.0%	397

The following table shows a breakout of our commercial loan activity during the first three months of 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Commercial loans originated	$166,918	$87,210
Repayments of commercial loans	(154,807)	(74,069)
Change in undistributed - available credit	(43,073)	9,070
Net decrease in total commercial loans	$(30,962)	$22,211

Overall, the commercial loan portfolio decreased $46.4 million in the first three months of 2021 compared to the same period in 2020.  Our commercial and industrial portfolio decreased by $19.4 million while our commercial real estate loans decreased by $11.6 million in the first three months of 2021 compared to the same period in 2020.  Our production of commercial loans increased by $79.7 million from $87.2 million in the first three months of 2020 to $166.9 million in the same period of 2021.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 85.8% and 85.2% of the total loan portfolio at March 31, 2021 and December 31, 2020, respectively. Residential mortgage and consumer loans comprised approximately 14.2% of total loans at March 31, 2021 and 14.8% at December 31, 2020.

Index
A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	March 31, 2021		December 31, 2020
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$8,651	0.6%	$8,549	0.6%
Unsecured to residential developers	—	—	—	—
Vacant and unimproved	41,375	3.0	47,122	3.3
Commercial development	841	0.1	857	—
Residential improved	112,618	8.1	114,392	8.0
Commercial improved	264,122	19.1	266,006	18.6
Manufacturing and industrial	112,995	8.2	115,247	8.1
Total commercial real estate	540,602	39.1	552,173	38.6
Commercial and industrial, excluding PPP	392,208	28.4	436,331	30.6
PPP loans	253,811	18.3	229,079	16.0
Total commercial and commercial real estate	1,186,621	85.8	1,217,583	85.2
Consumer
Residential mortgage	139,727	10.1	149,556	10.5
Unsecured	134	—	161	—
Home equity	52,709	3.8	57,975	4.0
Other secured	3,760	0.3	4,056	0.3
Total consumer	196,330	14.2	211,748	14.8
Total loans	$1,382,951	100.0%	$1,429,331	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 39.1% and 38.6% of the total loan portfolio at March 31, 2021 and December 31, 2020, respectively, and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 10.1% of portfolio loans at March 31, 2021 and 10.5% at December 31, 2020.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

The volume of residential mortgage loans originated for sale during the first three months of 2021 increased from the first three months of 2020 as a result of interest rate conditions.  The continued historically low interest rate environment in 2020 and so far in 2021 has caused an increase in refinancing of long-term fixed rate mortgages which we sell into the secondary market.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans were $56.6 million at March 31, 2021 and $62.2 million at December 31, 2020.  Consumer loans comprised 4.1% of our portfolio loans at March 31, 2021 and 4.3% at December 31, 2020.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At March 31, 2021, nonperforming assets totaled $2.9 million compared to $3.1 million at December 31, 2020. There were no additions to other real estate owned in the first three months of 2021 or in the first three months of 2020.  At March 31, 2021, there were no loans in redemption following foreclosure, so we expect there to be few additions to other real estate owned in 2021.  Proceeds from sales of foreclosed properties were $148,000 in the first three months of 2021, resulting in net realized loss on sales of $14,000.  Proceeds from sales of foreclosed properties were $91,000 in the first three months of 2020 resulting in net realized loss on sales of $0.

Index
Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of March 31, 2021, nonperforming loans totaled $525,000, or 0.04% of total portfolio loans, compared to $533,000, or 0.04% of total portfolio loans, at December 31, 2020.

Nonperforming loans at March 31, 2021 consisted of $432,000 of commercial real estate loans and $93,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $2.4 million at March 31, 2021 and $2.5 million at December 31, 2020. The entire balance at March 31, 2021 was comprised of three commercial real estate properties. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At March 31, 2021, our foreclosed asset portfolio had a weighted average age held in portfolio of 9.03 years. Below is a breakout of our foreclosed asset portfolio at March 31, 2021 and December 31, 2020 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	March 31, 2021			December 31, 2020
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	—	—%	—%	—	—%	—%
Residential Lot	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—
Vacant Land	28	73.2	83.7	67	72.0	78.2
Residential Development	—	—	—	127	15.3	49.4
Commercial Office	—	—	—	—	—	—
Commercial Industrial	—	—	—	—	—	—
Commercial Improved	2,343	—	—	2,343	—	—
	$2,371	4.2	10.3	$2,537	7.1	12.5

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	March 31, 2021	December 31, 2020
Nonaccrual loans	$525	$533
Loans 90 days or more delinquent and still accruing	—	—
Total nonperforming loans (NPLs)	525	533
Foreclosed assets	2,371	2,537
Repossessed assets	—	—
Total nonperforming assets (NPAs)	$2,896	$3,070
NPLs to total loans	0.04%	0.04%
NPAs to total assets	0.11%	0.12%

The following table shows the composition and amount of our troubled debt restructurings (TDRs) at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021			December 31, 2020
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$5,875	$3,817	$9,692	$4,959	$4,049	$9,008
Nonperforming TDRs (1)	432	—	432	437	—	437
Total TDRs	$6,307	$3,817	$10,124	$5,396	$4,049	$9,445

(1)	Included in nonperforming asset table above

We had a total of $10.1 million and $9.4 million of loans whose terms have been modified in TDRs as of March 31, 2021 and December 31, 2020, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and whether cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs increased by $679,000 from December 31, 2020 to March 31, 2021 due to an increase in the balances of existing TDRs. There were no new TDRs added during the quarter.  There were 70 loans identified as TDRs at March 31, 2021 compared to 76 loans at December 31, 2020.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that, in consultation with the FASB staff, the federal banking agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a modification are not TDRs.  The CARES Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.  The Economic Aid Act passed by Congress on December 27, 2020 extended the date for such modifications to not be treated as TDRs to the earlier of 60 days after date on which the national emergency declared as a result of COVID-19 is terminated or January 1, 2022.  Through March 31, 2021, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  The majority of these modifications involved three-month extensions.

Allowance for loan losses: The allowance for loan losses at March 31, 2021 was $17.5 million, an increase of $44,000 from December 31, 2020.  The allowance for loan losses represented 1.26% of total portfolio loans at March 31, 2021 and 1.22% at December 31, 2020.  The ratios at March 31, 2021 and December 31, 2020 were impacted by $253.8 million and $229.1 million of remaining PPP loans which are fully guaranteed and receive no allowance allocation.  The ratios excluding these loans were 1.55% at March 31, 2021 and 1.45% at December 31, 2020.  The allowance for loan losses to nonperforming loan coverage ratio increased from 3266% at December 31, 2020 to 3324% at March 31, 2021.

The table below shows the changes in certain credit metrics over the past five quarters:

(Dollars in millions)	Quarter Ended March 31, 2021	Quarter Ended December 31, 2020	Quarter Ended September 30, 2020	Quarter Ended June 30, 2020	Quarter Ended March 31, 2020
Commercial loans	$1,186.6	$1,217.6	$1,311.9	$1,310.7	$1,120.2
Nonperforming loans	0.5	0.5	0.2	3.0	7.2
Other real estate owned and repo assets	2.4	2.5	2.6	2.6	2.6
Total nonperforming assets	2.9	3.0	2.8	5.6	9.9
Net charge-offs (recoveries)	(0.4)	(0.5)	(0.2)	4.0	(1.0)
Total delinquencies	0.2	0.6	0.5	3.3	0.5

At March 31, 2021, we have had net loan recoveries in twenty-three of the past twenty-five quarters.  Our total delinquencies have continued to be negligible and were $217,000 at March 31, 2021 and $581,000 at December 31, 2020.  Our delinquency percentage at March 31, 2021 was only 0.02%.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses increased $44,000 in the first three months of 2020.  We recorded a provision for loan losses of $0 for the three months ended March 31, 2021 compared to $700,000 for the same period of 2020.  Net loan recoveries were $44,000 for the three months ended March 31, 2021, compared to net recoveries of $989,000 for the same period in 2020. The ratio of net recoveries to average loans was -0.01% on an annualized basis for the first three months of 2021, compared to -0.29% for the first three months of 2020.

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

Index
Overall, impaired loans increased by $666,000 to $11.3 million at March 31, 2021 compared to $10.6 million at December 31, 2020.  The specific allowance for impaired loans decreased $224,000 to $1.0 million at March 31, 2021, compared to $1.2 million at December 31, 2020.  The specific allowance for impaired loans represented 8.7% of total impaired loans at March 31, 2021 and 11.4% at December 31, 2020.

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

At March 31, 2020, we also considered the effect that the global economic shutdown to combat COVID-19 was having on our loan borrowers and our local economy.  While significant stimulus and mitigation efforts were expected to soften the impact, we believed a downgrade to our economic qualitative factor was appropriate and we added 7 basis points to this qualitative factor at March 31, 2020. Additional allocations were provided in the second, third and fourth quarters of 2020.  In the first quarter of 2021, this factor was decreased by 2 basis points in recognition of improved economic conditions but additional allocations were made to other factors for a net increase of 8 basis points in the quarter.

Certain industry sectors will be more negatively impacted by the economic effects of COVID-19 and governmental action than others.  For example, businesses that thrive on large masses of people assembling in close proximity, such as hospitality, restaurants and sporting events will likely incur longer negative effects than other industries.  We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (25%), followed by Retail Trade (16%).  The table below breaks down our commercial loan portfolio by industry type at March 31, 2021 (dollars in thousands):

	March 31, 2021
	Excluding PPP	PPP Loans	Total	Percent of Total Loans	Percent Grade 4 or Better	Percent Grade 5 or Worse
Industry:
Agricultural Products	$59,073	$8,518	$67,591	5.70%	93.32%	6.68%
Mining and Oil Extraction	864	62	926	0.08%	100.00%	0.00%
Utilities	—	—	—	0.00%	0.00%	0.00%
Construction	59,875	36,343	96,218	8.11%	99.06%	0.94%
Manufacturing	129,233	64,173	193,406	16.30%	97.64%	2.36%
Wholesale Trade	42,943	8,319	51,262	4.32%	99.84%	0.16%
Retail Trade	105,559	9,903	115,462	9.73%	99.91%	0.09%
Transportation and Warehousing	46,452	17,229	63,681	5.37%	98.19%	1.81%
Information	720	526	1,246	0.11%	46.79%	53.21%
Finance and Insurance	41,036	4,168	45,204	3.81%	100.00%	0.00%
Real Estate and Rental and Leasing	295,016	2,497	297,513	25.07%	99.77%	0.23%
Professional, Scientific and Technical Services	7,430	16,583	24,013	2.02%	99.01%	0.99%
Management of Companies and Enterprises	3,842	—	3,842	0.32%	100.00%	0.00%
Administrative and Support Services	18,029	28,195	46,224	3.90%	99.76%	0.24%
Education Services	2,654	8,477	11,131	0.94%	99.18%	0.82%
Health Care and Social Assistance	51,904	20,498	72,402	6.10%	100.00%	0.00%
Arts, Entertainment and Recreation	7,113	3,033	10,146	0.86%	96.60%	3.40%
Accommodations and Food Services	37,573	14,350	51,923	4.38%	84.86%	15.14%
Other Services	23,494	10,902	34,396	2.90%	99.03%	0.97%
Public Administration	—	—	—	0.00%	0.00%	0.00%
Private Households	—	35	35	0.00%	100.00%	0.00%
Total commercial loans	$932,810	$253,811	$1,186,621	100.00%	98.18%	1.82%
Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $14.0 million at March 31, 2021 and $13.7 million at December 31, 2020.  The qualitative component of our allowance allocated to commercial loans was $14.0 million at March 31, 2021, up $281,000 from $13.7 million at December 31, 2020.

Index
Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.4 million at March 31, 2021 and $2.4 million at December 31, 2020.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:   Premises and equipment totaled $43.1 million at March 31, 2021, down $141,000 from $43.3 million at December 31, 2020.

Bank Owned Life Insurance (BOLI):  The Bank has purchased life insurance on certain officers.  BOLI is recorded at its currently realizable cash surrender value and totaled $42.2 million at March 31, 2021 compared to $42.5 million at December 31, 2020.  The net decrease of $272,000 from December 31, 2020 was due to BOLI earnings during the quarter, offset by the payout of $560,000 on a death claim received during the quarter.  In early April 2021, the Bank purchased an additional $10.0 million of BOLI policies.

Deposits and Other Borrowings: Total deposits increased $89.4 million to $2.39 billion at March 31, 2021, as compared to $2.30 billion at December 31, 2020.  Non-interest checking account balances increased $39.4 million during the first three months of 2021.  Interest bearing demand account balances decreased $28.6 million and savings and money market account balances increased $79.8 million in the first three months of 2021 as municipal and business customers have held higher balances during the COVID-19 pandemic.  Certificates of deposits decreased by $1.2 million in the first three months of 2021 reflecting the continued low market interest rates.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 36% of total deposits at March 31, 2021 and 35% of total deposits at December 31, 2020.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  This didn’t happen in the first quarter 2021 due to customers of all types holding higher balances during the COVID-19 pandemic.  In addition, because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 60% of total deposits at March 31, 2021 and 60% at December 31, 2020. Time accounts as a percentage of total deposits were 4% at March 31, 2021 and 5% December 31, 2020.

Borrowed funds totaled $90.6 million at March 31, 2021, including $70.0 million of Federal Home Loan Bank (“FHLB”) advances and $20.6 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $90.6 million at December 31, 2020, including $70.0 million of FHLB advances and $20.6 million in long-term debt associated with trust preferred securities.

CAPITAL RESOURCES

Total shareholders' equity of $242.4 million at March 31, 2021 increased $2.5 million from $239.8 million at December 31, 2020. The increase was primarily a result of net income of $7.8 million earned in the first three months of 2021, partially offset by a decrease of $2.7 million in accumulated other comprehensive income and a payment of $2.7 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at March 31, 2021.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	March 31, 2021	Dec 31, 2020	Sept 30, 2020	June 30, 2020	March 31, 2020
Total capital to risk weighted assets	19.3%	18.3%	17.7%	17.3%	15.8%
Common Equity Tier 1 to risk weighted assets	16.7	15.8	15.3	14.9	13.4
Tier 1 capital to risk weighted assets	18.1	17.1	16.6	16.3	14.7
Tier 1 capital to average assets	9.8	9.9	9.8	10.5	11.9

All of the $20.0 million of trust preferred securities outstanding at March 31, 2021 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At March 31, 2021, the Bank held $885.0 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $269.3 million as of March 31, 2021.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at March 31, 2021 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$—	$—	$—	$20,619
Time deposit maturities	86,297	14,912	1,072	57
Other borrowed funds	$10,000	20,000	30,000	10,000
Operating lease obligations	385	404	262	—
Total	$96,682	$35,316	$31,334	$30,676

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At March 31, 2021, we had a total of $644.4 million in unused lines of credit, $77.5 million in unfunded loan commitments and $12.4 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2020, the Bank paid dividends to the Company totaling $11.7 million.  In the same period, the Company paid $10.9 million in dividends to its shareholders.  On February 24, 2021, the Bank paid a dividend totaling $3.7 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on February 25, 2021 to shareholders of record on February 10, 2021.  The cash distributed for this cash dividend payment totaled $2.7 million.  The Company retained the remaining balance in each period for general corporate purposes.  At March 31, 2021, the Bank had a retained earnings balance of $90.7 million.

During 2020 and 2019, the Company received payments from the Bank totaling $7.7 million and $8.0 million, respectively, representing the Bank’s intercompany tax liability for the 2020 and 2019 tax years, respectively, in accordance with the Company’s tax allocation agreement.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at March 31, 2021 was $7.3 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors, including judgments made related to the effect of the COVID-19 pandemic, could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first three months of 2021.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At March 31, 2021, we had gross deferred tax assets of $5.6 million and gross deferred tax liabilities of $2.3 million resulting in a net deferred tax asset of $3.3 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  We concluded at March 31, 2021 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

Index
The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2021 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$320,464	4.99%	$57,877	12.43%
Interest rates up 100 basis points	311,660	2.11	54,536	5.94
No change	305,221	—	51,476	—
Interest rates down 100 basis points	292,305	(4.23)	51,344	(0.28)
Interest rates down 200 basis points	292,695	(4.10)	51,340	(0.27)

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2021, the end of the period covered by this report.

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

The following table provides information regarding the Company’s purchase of its own common stock during the first quarter of 2021.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock surrendered for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period
January 1 - January 31, 2021
Employee Transactions	—	—
February 1 - February 28, 2021
Employee Transactions	526	$8.72
March 1 - March 31, 2021
Employee Transactions	—	—
Total for First Quarter ended March 31, 2021
Employee Transactions	526	$8.72

Item 6.	EXHIBITS.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
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

Dated: April 22, 2021