Form 10-Q
period 2021-06-30
MACATAWA BANK CORP
filed 2021-07-22
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,192,317 shares of the Company’s Common Stock (no par value) were outstanding as of July 22, 2021.

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
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2021 (unaudited) and December 31, 2020
(Dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$31,051	$31,480
Federal funds sold and other short-term investments	1,189,266	752,256
Cash and cash equivalents	1,220,317	783,736
Debt securities available for sale, at fair value	239,955	236,832
Debt securities held to maturity (fair value 2021 - $124,972 and 2020 - $83,246)	121,867	79,468
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	4,752	5,422
Total loans	1,238,327	1,429,331
Allowance for loan losses	(16,806)	(17,408)
Net loans	1,221,521	1,411,923
Premises and equipment – net	42,906	43,254
Accrued interest receivable	4,539	5,625
Bank-owned life insurance	52,507	42,516
Other real estate owned - net	2,343	2,537
Net deferred tax asset	2,759	2,059
Other assets	16,062	17,096
Total assets	$2,941,086	$2,642,026
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$956,961	$809,437
Interest-bearing	1,643,115	1,489,150
Total deposits	2,600,076	2,298,587
Other borrowed funds	60,000	70,000
Long-term debt	20,619	20,619
Accrued expenses and other liabilities	12,174	12,977
Total liabilities	2,692,869	2,402,183
Commitments and contingent liabilities
Shareholders’ equity
Common stock, no par value, 200,000,000 shares authorized; 34,192,317 and 34,197,519 shares issued and outstanding at June 30, 2021 and December 31, 2020	218,846	218,528
Retained earnings	27,251	17,101
Accumulated other comprehensive income	2,120	4,214
Total shareholders’ equity	248,217	239,843
Total liabilities and shareholders’ equity	$2,941,086	$2,642,026

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and six month periods ended June 30, 2021 and 2020
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Interest income
Loans, including fees	$13,303	$14,488	$26,770	$29,339
Securities
Taxable	792	954	1,579	2,015
Tax-exempt	760	864	1,518	1,746
FHLB Stock	56	115	117	239
Federal funds sold and other short-term investments	273	86	474	662
Total interest income	15,184	16,507	30,458	34,001
Interest expense
Deposits	244	895	523	2,497
Other borrowings	328	356	681	705
Long-term debt	155	209	307	449
Total interest expense	727	1,460	1,511	3,651
Net interest income	14,457	15,047	28,947	30,350
Provision for loan losses	(750)	1,000	(750)	1,700
Net interest income after provision for loan losses	15,207	14,047	29,697	28,650
Noninterest income
Service charges and fees	1,065	860	2,057	1,970
Net gains on mortgage loans	1,311	1,849	3,326	2,499
Trust fees	1,133	945	2,138	1,880
ATM and debit card fees	1,683	1,321	3,168	2,658
Bank owned life insurance (“BOLI”) income	250	231	526	472
Other	727	648	1,492	1,334
Total noninterest income	6,169	5,854	12,707	10,813
Noninterest expense
Salaries and benefits	6,502	5,766	12,914	12,457
Occupancy of premises	994	949	2,031	1,958
Furniture and equipment	978	882	1,915	1,737
Legal and professional	274	247	496	538
Marketing and promotion	175	239	350	477
Data processing	855	787	1,762	1,547
FDIC assessment	159	76	329	76
Interchange and other card expense	388	327	746	674
Bond and D&O Insurance	111	104	222	209
Other	1,282	1,127	2,438	2,553
Total noninterest expenses	11,718	10,504	23,203	22,226
Income before income tax	9,658	9,397	19,201	17,237
Income tax expense	1,840	1,759	3,605	3,188
Net income	$7,818	$7,638	$15,596	$14,049
Basic earnings per common share	$0.23	$0.22	$0.46	$0.41
Diluted earnings per common share	$0.23	$0.22	$0.46	$0.41
Cash dividends per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and six month periods ended June 30, 2021 and 2020
(unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net income	$7,818	$7,638	$15,596	$14,049
Other comprehensive income:
Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	739	884	(2,651)	3,823
Tax effect	(155)	(186)	557	(803)
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	584	698	(2,094)	3,020
Less: reclassification adjustments:
Reclassification for gains included in net income	—	—	—	—
Tax effect	—	—	—	—
Reclassification for gains included in net income, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	584	698	(2,094)	3,020
Comprehensive income	$8,402	$8,336	$13,502	$17,069

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three and six month periods ended June 30, 2021 and 2020
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, April 1, 2020	$218,207	$1,507	$3,866	$223,580
Net income for the three months ended June 30, 2020	—	7,638	—	7,638
Cash dividends at $0.08 per share	—	(2,720)	—	(2,720)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	698	698
Stock compensation expense	142	—	—	142
Balance, June 30, 2020	$218,349	$6,425	$4,564	$229,338

Balance, April 1, 2021	$218,687	$22,156	$1,536	$242,379
Net income for the three months ended June 30, 2021	—	7,818	—	7,818
Cash dividends at $0.08 per share	—	(2,723)	—	(2,723)
Repurchase of 815 shares for taxes withheld on vested restricted stock	(7)	—	—	(7)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	584	584
Stock compensation expense	166	—	—	166
Balance, June 30, 2021	$218,846	$27,251	$2,120	$248,217

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2020	$218,109	$(2,184)	$1,544	$217,469
Net income for the six months ended June 30, 2020	—	14,049	—	14,049
Cash dividends at $0.16 per share	—	(5,440)	—	(5,440)
Repurchase of 1,608 shares for taxes withheld on vested restricted stock	(11)	—	—	(11)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	3,020	3,020
Stock compensation expense	251	—	—	251
Balance, June 30, 2020	$218,349	$6,425	$4,564	$229,338

Balance, January 1, 2021	$218,528	$17,101	$4,214	$239,843
Net income for the six months ended June 30, 2021	—	15,596	—	15,596
Cash dividends at $0.16 per share	—	(5,446)	—	(5,446)
Repurchase of 1,341 shares for taxes withheld on vested restricted stock	(12)	—	—	(12)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	(2,094)	(2,094)
Stock compensation expense	330	—	—	330
Balance, June 30, 2021	$218,846	$27,251	$2,120	$248,217

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six month periods ended June 30, 2021 and 2020
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash flows from operating activities
Net income	$15,596	$14,049
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,143	1,457
Stock compensation expense	330	251
Provision for loan losses	(750))	1,700
Origination of loans for sale	(86,498))	(79,415))
Proceeds from sales of loans originated for sale	90,494	83,531
Net gains on mortgage loans	(3,326))	(2,499))
Write-down of other real estate	4	32
Net loss on sales of other real estate	20	—
Deferred income tax expense	(144))	(1,483))
Change in accrued interest receivable and other assets	1,384	(6,634))
Earnings in bank-owned life insurance	(526))	(472))
Change in accrued expenses and other liabilities	(803))	5,190
Net cash from operating activities	16,924	15,707
Cash flows from investing activities
Loan originations and payments, net	191,152	(180,106))
Purchases of securities available for sale	(50,605))	(77,214))
Purchases of securities held to maturity	(51,232))	(19,815))
Purchase of bank-owned life insurance	(10,000))	—
Proceeds from:
Maturities and calls of securities	31,013	64,342
Principal paydowns on securities	23,429	15,808
Sales of other real estate	170	92
Proceeds from payout of bank-owned insurance claim	560	—
Additions to premises and equipment	(861))	(805))
Net cash from investing activities	133,626	(197,698))
Cash flows from financing activities
Change in deposits	301,489	364,997
Repayments and maturities of other borrowed funds	(10,000))	—
Proceeds from other borrowed funds	—	10,000
Repurchase of shares for taxes withheld on vested restricted stock	(12))	(11))
Cash dividends paid	(5,446))	(5,440))
Net cash from financing activities	286,031	369,546
Net change in cash and cash equivalents	436,581	187,555
Cash and cash equivalents at beginning of period	783,736	272,450
Cash and cash equivalents at end of period	$1,220,317	$460,005

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six month periods ended June 30, 2021 and 2020
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Supplemental cash flow information
Interest paid	$1,535	$3,793
Income taxes paid	4,000	3,515
Supplemental noncash disclosures:
Security settlement	736	475

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

The Company owns all of the common stock of Macatawa Statutory Trust II. This is a grantor trust that issued trust preferred securities and is not consolidated with the Company under accounting principles generally accepted in the United States of America.  On July 7, 2021, the Company redeemed the $20.0 million outstanding trust preferred securities and $619,000 common securities associated with this trust.

Recent Events: On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”  The guidance explained that in consultation with the FASB staff the federal banking agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a modification are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.  On December 27, 2020, another COVID-19 relief bill was signed that extended this guidance until the earlier of January 1, 2022 or 60 days after the date on which the national emergency declared as a result of COVID-19 is terminated.  Through June 30, 2021, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  As of June 30, 2021, all of these modifications had expired and the loans returned to their contractual payment terms.

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

On December 27, 2020, another COVID-19 relief bill was signed that extended and modified several provisions of the PPP.  This included an additional allocation of $284 billion.  The SBA reactivated the PPP on January 11, 2021.  The Bank originated additional loans through the PPP, which expired on May 31, 2021.  In the six months ended June 30, 2021, the Bank had generated and received SBA approval on 1,000 PPP loans totaling $128.4 million and generated $5.6 million in related deferred PPP fees.  In the six months ended June 30, 2021, 833 PPP loans totaling $187.5 million had been forgiven by the SBA and a total of $4.4 million in PPP fees had been recognized by the Bank including fees recognized upon forgiveness and continuing amortization of fees from the 2020 and 2021 PPP originations.

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

Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At June 30, 2021, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.  At June 30, 2021, the qualitative factor allocations for economic trends related to the COVID-19 that had been increased significantly during 2020 were maintained reflecting continued uncertainty of economic conditions with the reopening of the economy.  PPP loans receive $0 allocation as they are fully guaranteed by the SBA and are subject to be forgiven under the SBA forgiveness criteria.

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, each of which is carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At June 30, 2021 and December 31, 2020, the total notional amount of such agreements was $145.6 million and $156.4 million, respectively, and resulted in a derivative asset with a fair value of $3.6 million and $4.2 million, respectively, which were included in other assets and a derivative liability of $3.6 million and $4.2 million, respectively, which were included in other liabilities.

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

Changes in the fair values of these interest rate lock and mortgage backed security and forward commitment derivatives are included in net gains on mortgage loans.  The net fair value of mortgage banking derivatives was approximately $(4,000) and $(130,000) at June 30, 2021 and December 31, 2020, respectively.

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

ASU No. 2019-10 Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) – Effective Dates updated the effective date of this ASU for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022.  The Company selected a software vendor for applying this new ASU for Current Expected Credit Losses (“CECL”), began implementation of the software in the second quarter of 2018, completed integration during the third quarter of 2018 and ran parallel computations with both systems using the current GAAP incurred loss model in the fourth quarter of 2018.  The Company went live with this software beginning in January 2019 for its monthly incurred loss computations and began modeling the new current expected credit loss model assumptions to the allowance for loan losses computation.  During 2019, 2020 and the first six months of 2021, the Company modeled the various methods prescribed in the ASU against the Company’s identified loan segments.  The Company anticipates continuing to run parallel computations and fine tune assumptions as it continues to evaluate the impact of adoption of the new standard.  The COVID-19 pandemic that broke out in the United States in the first quarter of 2020 and continued into 2021 may have a significant impact on allowance computations under the incurred loss model which could be amplified under the new standard.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Available for Sale
U.S. Treasury and federal agency securities	$67,990	$128	$(726)	$67,392
U.S. Agency MBS and CMOs	63,766	895	(414)	64,247
Tax-exempt state and municipal bonds	39,165	1,560	—	40,725
Taxable state and municipal bonds	62,031	1,317	(216)	63,132
Corporate bonds and other debt securities	4,320	139	—	4,459
	$237,272	$4,039	$(1,356)	$239,955
Held to Maturity
Tax-exempt state and municipal bonds	$121,867	$3,108	$(3)	$124,972

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available for Sale
U.S. Treasury and federal agency securities	$63,993	$287	$(170)	$64,110
U.S. Agency MBS and CMOs	63,652	1,376	(45)	64,983
Tax-exempt state and municipal bonds	43,739	1,903	—	45,642
Taxable state and municipal bonds	55,383	1,801	(7)	57,177
Corporate bonds and other debt securities	4,731	189	—	4,920
	$231,498	$5,556	$(222)	$236,832
Held to Maturity
Tax-exempt state and municipal bonds	$79,468	$3,778	$—	$83,246

There were no sales of securities in the three and six month periods ended June 30, 2021 and 2020.

Contractual maturities of debt securities at June 30, 2021 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$25,788	$25,908	$24,921	$25,137
Due from one to five years	64,665	65,661	61,955	63,806
Due from five to ten years	13,834	14,960	89,028	89,258
Due after ten years	17,580	18,443	61,368	61,754
	$121,867	$124,972	$237,272	$239,955

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$45,674	$(726)	$—	$—	$45,674	$(726)
U.S. Agency MBS and CMOs	25,171	(414)	—	—	25,171	(414)
Tax-exempt state and municipal bonds	—	—	—	—	—	—
Taxable state and municipal bonds	18,689	(216)	—	—	18,689	(216)
Corporate bonds and other debt securities	—	—	—	—	—	—
Total	$89,534	$(1,356)	$—	$—	$89,534	$(1,356)

Held to Maturity
Tax-exempt state and municipal bonds	$13,774	$(3)	$—	$—	$13,774	$(3)

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$22,830	$(170)	$—	$—	$22,830	$(170)
U.S. Agency MBS and CMOs	9,299	(45)	—	—	9,299	(45)
Tax-exempt state and municipal bonds	—	—	—	—	—	—
Taxable state and municipal bonds	2,336	(7)	—	—	2,336	(7)
Corporate bonds and other debt securities	—	—	—	—	—	—
Total	$34,465	$(222)	$—	$—	$34,465	$(222)

Held to Maturity
Tax-exempt state and municipal bonds	$—	$—	$—	$—	$—	$—

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At June 30, 2021, 69 securities available for sale with fair values totaling $89.5 million had unrealized losses totaling $1.4 million.  At June 30, 2021, 2 securities held to maturity with fair values totaling $13.8 million had unrealized losses totaling $3,000.  Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost.  Management determined that the unrealized losses for the three and six month periods ended June 30, 2021 and 2020 were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during each period.

Securities with a carrying value of approximately $5.0 million and $6.1 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at June 30, 2021 and December 31, 2020, respectively.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Commercial and industrial:
Commercial and industrial, excluding PPP	$359,821	$436,331
PPP	169,679	229,079
Total commercial and industrial	529,500	665,410
Commercial real estate:
Residential developed	7,279	8,549
Unsecured to residential developers	60	—
Vacant and unimproved	36,797	47,122
Commercial development	673	857
Residential improved	98,217	114,392
Commercial improved	273,229	266,006
Manufacturing and industrial	113,644	115,247
Total commercial real estate	529,899	552,173
Consumer:
Residential mortgage	124,156	149,556
Unsecured	129	161
Home equity	50,826	57,975
Other secured	3,817	4,056
Total consumer	178,928	211,748
Total loans	1,238,327	1,429,331
Allowance for loan losses	(16,806)	(17,408)
	$1,221,521	$1,411,923

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended June 30, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,801	$8,898	$2,718	$35	$17,452
Charge-offs	—	—	(30)	—	(30)
Recoveries	35	72	27	—	134
Provision for loan losses	(630)	(230)	141	(31)	(750)
Ending Balance	$5,206	$8,740	$2,856	$4	$16,806

Three months ended June 30, 2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$8,807	$6,913	$3,130	$39	$18,889
Charge-offs	(1,192)	(2,957)	(34)	—	(4,183)
Recoveries	83	17	49	—	149
Provision for loan losses	(2,267)	3,289	(7)	(15)	1,000
Ending Balance	$5,431	$7,262	$3,138	$24	$15,855

Six months ended June 30, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,632	$7,999	$2,758	$19	$17,408
Charge-offs	—	—	(80)	—	(80)
Recoveries	55	111	62	—	228
Provision for loan losses	(1,481)	630	116	(15)	(750)
Ending Balance	$5,206	$8,740	$2,856	$4	$16,806

Six months ended June 30, 2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,658	$6,521	$3,009	$12	$17,200
Charge-offs	(1,192)	(2,957)	(73)	—	(4,222)
Recoveries	102	991	84	—	1,177
Provision for loan losses	(1,137)	2,707	118	12	1,700
Ending Balance	$5,431	$7,262	$3,138	$24	$15,855

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

June 30, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$306	$175	$280	$—	$761
Collectively evaluated for impairment	4,900	8,565	2,576	4	16,045
Total ending allowance balance	$5,206	$8,740	$2,856	$4	$16,806
Loans:
Individually reviewed for impairment	$777	$2,357	$3,543	$—	$6,677
Collectively evaluated for impairment	528,723	527,542	175,385	—	1,231,650
Total ending loans balance	$529,500	$529,899	$178,928	$—	$1,238,327

December 31, 2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$587	$313	$310	$—	$1,210
Collectively evaluated for impairment	6,045	7,686	2,448	19	16,198
Total ending allowance balance	$6,632	$7,999	$2,758	$19	$17,408
Loans:
Individually reviewed for impairment	$3,957	$2,613	$4,049	$—	$10,619
Collectively evaluated for impairment	661,453	549,560	207,699	—	1,418,712
Total ending loans balance	$665,410	$552,173	$211,748	$—	$1,429,331

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2021 (dollars in thousands):

June 30, 2021	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate:
Residential improved	5	5	—
Commercial improved	1,001	1,001	—
	1,006	1,006	—
Consumer	—	—	—
Total with no related allowance recorded	$1,006	$1,006	$—

With an allowance recorded:
Commercial and industrial	$777	$777	$306
Commercial real estate:
Commercial improved	1,154	1,154	166
Manufacturing and industrial	197	197	9
	1,351	1,351	175
Consumer:
Residential mortgage	3,103	3,103	246
Unsecured	104	104	8
Home equity	335	335	26
Other secured	1	1	—
	3,543	3,543	280
Total with an allowance recorded	$5,671	$5,671	$761
Total	$6,677	$6,677	$761

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

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and six month periods ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Average of impaired loans during the period:
Commercial and industrial	$1,916	$4,261	$3,251	$5,438
Commercial real estate:
Residential developed	—	73	22	73
Residential improved	33	196	60	232
Commercial improved	2,170	6,485	2,190	6,154
Manufacturing and industrial	197	353	198	355
Consumer	3,619	4,707	3,780	4,810
Interest income recognized during impairment:
Commercial and industrial	9	17	143	290
Commercial real estate	35	157	66	256
Consumer	31	112	69	169
Cash-basis interest income recognized
Commercial and industrial	8	18	134	295
Commercial real estate	35	181	66	309
Consumer	32	105	68	165

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2021 and December 31, 2020:

June 30, 2021	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential improved	5	—
Commercial improved	336	—
	341	—
Consumer:
Residential mortgage	92	—
	92	—
Total	$433	$—

December 31, 2020	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential improved	87	—
Commercial improved	351	—
	438	—
Consumer:
Residential mortgage	95	—
	95	—
Total	$533	$—

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2021 and December 31, 2020 by class of loans (dollars in thousands):

June 30, 2021	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$30	$—	$30	$529,470	$529,500
Commercial real estate:
Residential developed	—	—	—	7,279	7,279
Unsecured to residential developers	—	—	—	60	60
Vacant and unimproved	—	—	—	36,797	36,797
Commercial development	—	—	—	673	673
Residential improved	—	5	5	98,212	98,217
Commercial improved	—	—	—	273,229	273,229
Manufacturing and industrial	—	—	—	113,644	113,644
	—	5	5	529,894	529,899
Consumer:
Residential mortgage	—	91	91	124,065	124,156
Unsecured	—	—	—	129	129
Home equity	—	—	—	50,826	50,826
Other secured	—	—	—	3,817	3,817
	—	91	91	178,837	178,928
Total	$30	$96	$126	$1,238,201	$1,238,327

December 31, 2020	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$45	$—	$45	$665,365	$665,410
Commercial real estate:
Residential developed	—	—	—	8,549	8,549
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	47,122	47,122
Commercial development	—	—	—	857	857
Residential improved	—	87	87	114,305	114,392
Commercial improved	353	—	353	265,653	266,006
Manufacturing and industrial	—	—	—	115,247	115,247
	353	87	440	551,733	552,173
Consumer:
Residential mortgage	—	94	94	149,462	149,556
Unsecured	—	—	—	161	161
Home equity	—	—	—	57,975	57,975
Other secured	2	—	2	4,054	4,056
	2	94	96	211,652	211,748
Total	$400	$181	$581	$1,428,750	$1,429,331

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The Company had allocated $596,000 and $1,210,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of June 30, 2021 and December 31, 2020, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	4	$777	7	$3,957
Commercial real estate	6	1,202	9	1,439
Consumer	52	3,544	60	4,049
	62	$5,523	76	$9,445

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of June 30, 2021 and December 31, 2020.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	June 30, 2021	December 31, 2020
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	4,851	5,479
Accruing TDR - upgraded to accruing after six consecutive payments	331	3,529
	$5,182	$9,008

There were no TDRs executed during the three month and six month periods ended June 30, 2021.  There was one consumer TDR totaling $27,000 executed during the three month period ended June 30, 2020 and two consumer TDRs totaling $30,000 executed during the six month period ended June 30, 2020.

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

Payment defaults on TDRs have been minimal and during the three and six month periods ended June 30, 2021 and 2020, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

In late March 2020, the federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do not need to be identified as a TDR if the loan was current at the time a modification plan was implemented.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs.  On December 27, 2020, President Trump signed another COVID-19 relief bill that extends this guidance until the earlier of January 1, 2022 or 60 days after the national emergency termination date.  Through June 30, 2021, the Bank had applied this guidance and had made 726 such modifications with principal balances totaling $337.2 million.  The Bank continues to follow the guidance issued by the banking regulators in making any TDR determinations.  At June 30, 2021, there were no such loans still in their modification period.

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

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

As of June 30, 2021 and December 31, 2020, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

June 30, 2021	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$184,726	$15,160	$90,079	$235,577	$2,990	$968	$—	$—	$529,500

Commercial real estate:
Residential developed	—	—	—	7,279	—	—	—	—	7,279
Unsecured to residential developers	—	—	60	—	—	—	—	—	60
Vacant and unimproved	—	1,818	8,833	26,146	—	—	—	—	36,797
Commercial development	—	—	224	449	—	—	—	—	673
Residential improved	—	—	20,948	77,066	198	—	5	—	98,217
Commercial improved	—	7,396	61,708	194,758	7,877	1,154	336	—	273,229
Manufacturing & industrial	—	2,013	28,637	79,487	3,507	—	—	—	113,644
	$184,726	$26,387	$210,489	$620,762	$14,572	$2,122	$341	$—	$1,059,399
December 31, 2020	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$244,079	$14,896	$111,611	$276,728	$13,957	$4,139	$—	$—	$665,410

Commercial real estate:
Residential developed	—	—	—	8,549	—	—	—	—	8,549
Vacant and unimproved	—	3,473	9,427	32,751	1,471	—	—	—	47,122
Commercial development	—	—	302	555	—	—	—	—	857
Residential improved	—	—	23,706	90,372	227	—	87	—	114,392
Commercial improved	—	6,328	58,483	192,030	7,641	1,174	350	—	266,006
Manufacturing & industrial	—	—	31,451	80,075	3,721	—	—	—	115,247
	$244,079	$24,697	$234,980	$681,060	$27,017	$5,313	$437	$—	$1,217,583

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	June 30, 2021	December 31, 2020
Not classified as impaired	$390	$591
Classified as impaired	2,073	5,159
Total commercial loans classified substandard or worse	$2,463	$5,750

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

June 30, 2021	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$124,065	$129	$50,826	$3,817
Nonperforming	91	—	—	—
Total	$124,156	$129	$50,826	$3,817

December 31, 2020	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$149,462	$161	$57,975	$4,056
Nonperforming	94	—	—	—
Total	$149,556	$161	$57,975	$4,056

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – FAIR VALUE

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

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 4 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
U.S. Treasury and federal agency securities	$67,392	$—	$67,392	$—
U.S. Agency MBS and CMOs	64,247	—	64,247	—
Tax-exempt state and municipal bonds	40,725	—	40,725	—
Taxable state and municipal bonds	63,132	—	63,132	—
Corporate bonds and other debt securities	4,459	—	4,459	—
Other equity securities	1,491	—	1,491	—
Loans held for sale	4,752	—	4,752	—
Interest rate swaps	3,586	—	—	3,586
Interest rate swaps	(3,586)	—	—	(3,586)

December 31, 2020
Available for sale securities
U.S. Treasury and federal agency securities	$64,110	$—	$64,110	$—
U.S. Agency MBS and CMOs	64,983	—	64,983	—
Tax-exempt state and municipal bonds	45,642	—	45,642	—
Taxable state and municipal bonds	57,177	—	57,177	—
Corporate bonds and other debt securities	4,920	—	4,920	—
Other equity securities	1,513	—	1,513	—
Loans held for sale	5,422	—	5,422	—
Interest rate swaps	4,217	—	—	4,217
Interest rate swaps	(4,217)	—	—	(4,217)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Impaired loans	$1,665	$—	$—	$1,665
Other real estate owned	—	—	—	—

December 31, 2020
Impaired loans	$4,686	$—	$—	$4,686
Other real estate owned	194	—	—	194

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 4 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
June 30, 2021
Impaired Loans	$1,665	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 30.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2020
Impaired Loans	$4,686	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0
Other real estate owned	194	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 4 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at June 30, 2021 and December 31, 2020 (dollars in thousands):

	Level in	June 30, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$31,051	$31,051	$31,480	$31,480
Cash equivalents	Level 2	1,189,266	1,189,266	752,256	752,256
Securities held to maturity	Level 3	121,867	124,972	79,468	83,246
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,219,857	1,251,865	1,407,236	1,448,874
Bank owned life insurance	Level 3	52,507	52,507	42,516	42,516
Accrued interest receivable	Level 2	4,539	4,539	5,625	5,625
Financial liabilities
Deposits	Level 2	(2,600,076)	(2,600,122)	(2,298,587)	(2,298,867)
Other borrowed funds	Level 2	(60,000)	(62,198)	(70,000)	(73,010)
Long-term debt	Level 2	(20,619)	(18,126)	(20,619)	(18,011)
Accrued interest payable	Level 2	(217)	(217)	(242)	(242)
Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

NOTE 5 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Noninterest-bearing demand	$956,961	$809,437
Interest bearing demand	741,268	642,918
Savings and money market accounts	805,297	742,685
Certificates of deposit	96,550	103,547
	$2,600,076	$2,298,587

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $29.4 million at June 30, 2021 and $28.8 million at December 31, 2020.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 6 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
June 30, 2021
Single maturity fixed rate advances	$30,000	May 2023 to July 2024	2.87%
Putable advances	30,000	November 2024 to February 2030	1.36%
	$60,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2020
Single maturity fixed rate advances	$40,000	April 2021 to July 2024	2.50%
Putable advances	30,000	November 2024 to February 2030	1.36%
	$70,000

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $406.0 million and $427.9 million under a blanket lien arrangement at June 30, 2021 and December 31, 2020, respectively.

Scheduled repayments of FHLB advances as of June 30, 2021 were as follows (in thousands):

2021	$—
2022	—
2023	10,000
2024	40,000
2025	—
Thereafter	10,000
$60,000

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at June 30, 2021 and December 31, 2020, and the Company had approximately $3.2 million and $12.9 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $3.6 million and $13.8 million at June 30, 2021 and December 31, 2020, respectively.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 7 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and six month periods ended June 30, 2021 and 2020 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net income available to common shares	$7,818	$7,638	$15,596	$14,049
Weighted average shares outstanding, including participating stock awards - Basic	34,193,016	34,108,982	34,194,264	34,108,057
Dilutive potential common shares:
Stock options	—	—	—	—
Weighted average shares outstanding - Diluted	34,193,016	34,108,982	34,194,264	34,108,057
Basic earnings per common share	$0.23	$0.22	$0.46	$0.41
Diluted earnings per common share	$0.23	$0.22	$0.46	$0.41

There were no antidilutive shares of common stock in the three and six month periods ended June 30, 2021 and 2020.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 8 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Current	$1,456	$2,970	$3,749	$4,671
Deferred	384	(1,211)	(144)	(1,483)
	$1,840	$1,759	$3,605	$3,188

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Statutory rate	21%	21%	21%	21%
Statutory rate applied to income before taxes	$2,028	$1,974	$4,032	$3,620
Deduct
Tax-exempt interest income	(156)	(177)	(315)	(355)
Bank-owned life insurance	(53)	(48)	(111)	(99)
Other, net	21	10	(1)	22
	$1,840	$1,759	$3,605	$3,188

The realization of deferred tax assets is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  Management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	June 30, 2021	December 31, 2020
Deferred tax assets
Allowance for loan losses	$3,529	$3,656
Net deferred loan fees	1,033	$822
Nonaccrual loan interest	83	120
Valuation allowance on other real estate owned	5	41
Other	501	499
Gross deferred tax assets	5,151	5,138
Valuation allowance	—	—
Total net deferred tax assets	5,151	5,138
Deferred tax liabilities
Depreciation	(1,225)	(1,285)
Prepaid expenses	(170)	(170)
Unrealized gain on securities available for sale	(564)	(1,120)
Other	(433)	(504)
Gross deferred tax liabilities	(2,392)	(3,079)
Net deferred tax asset	$2,759	$2,059

There were no unrecognized tax benefits at June 30, 2021 or December 31, 2020 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2016.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 9 – COMMITMENTS AND OFF BALANCE-SHEET RISK

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	June 30, 2021	December 31, 2020
Commitments to make loans	$136,096	$88,022
Letters of credit	12,295	11,751
Unused lines of credit	677,472	596,298

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $3.3 million and $0 at June 30, 2021 and December 31, 2020, respectively.

The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline.  These commitments were approximately $17.3 million and $21.0 million at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021, approximately 50.0% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 10 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of June 30, 2021, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

NOTE 11 – SHAREHOLDERS’ EQUITY

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

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 11 – SHAREHOLDERS' EQUITY (Continued)

At June 30, 2021 and December 31, 2020, actual capital levels and minimum required levels were (dollars in thousands):

			Minimum Capital		Minimum Capital Adequacy With		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy		Capital Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
CET1 capital (to risk weighted assets)
Consolidated	$246,097	17.1%	$64,763	4.5%	$100,743	7.0%	N/A	N/A
Bank	238,363	16.6	64,752	4.5	100,725	7.0	$93,531	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	266,097	18.5	86,351	6.0	122,331	8.5	N/A	N/A
Bank	238,363	16.6	86,336	6.0	122,310	8.5	115,115	8.0
Total capital (to risk weighted assets)
Consolidated	282,903	19.7	115,135	8.0	151,115	10.5	N/A	N/A
Bank	255,169	17.7	115,115	8.0	151,088	10.5	143,894	10.0
Tier 1 capital (to average assets)
Consolidated	266,097	9.5	112,276	4.0	N/A	N/A	N/A	N/A
Bank	238,363	8.5	112,244	4.0	N/A	N/A	140,305	5.0

December 31, 2020
CET1 capital (to risk weighted assets)
Consolidated	$235,629	15.8%	$67,170	4.5%	$104,487	7.0%	N/A	N/A
Bank	248,829	16.7	67,161	4.5	104,473	7.0	$97,010	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	255,629	17.1	89,561	6.0	126,877	8.5	N/A	N/A
Bank	248,829	16.7	89,548	6.0	126,860	8.5	119,397	8.0
Total capital (to risk weighted assets)
Consolidated	273,037	18.3	119,414	8.0	156,731	10.5	N/A	N/A
Bank	266,237	17.8	119,397	8.0	156,709	10.5	149,247	10.0
Tier 1 capital (to average assets)
Consolidated	255,629	9.9	103,420	4.0	N/A	N/A	N/A	N/A
Bank	248,829	9.6	103,391	4.0	N/A	N/A	129,238	5.0

All $20.0 million of trust preferred securities outstanding at June 30, 2021 and December 31, 2020 qualified as Tier 1 capital. On July 7, 2021, the Company redeemed all of the outstanding trust preferred securities.  Refer to our 2020 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as “well capitalized” at June 30, 2021 and December 31, 2020.

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

At June 30, 2021, we had total assets of $2.94 billion, total loans of $1.24 billion, total deposits of $2.60 billion and shareholders' equity of $248.2 million.  For the three months ended June 30, 2021, we recognized net income of $7.8 million compared to $7.6 million for the same period in 2020.  For the six months ended June 30, 2021, we recognized net income of $15.6 million compared to $14.0 million for the same period in 2020.  The Bank was categorized as “well capitalized” under regulatory capital standards at June 30, 2021.

We paid a dividend of $0.08 per share in each quarter in 2020 and in the first and second quarters of 2021.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”  The guidance explained that in consultation with the FASB staff the federal banking agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a modification are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.  On December 27, 2020, another COVID-19 relief bill was signed that extended this guidance until the earlier of January 1, 2022 or 60 days after the date on which the national emergency declared as a result of COVID-19 is terminated.  Through June 30, 2021, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  As of June 30, 2021, all of these modifications had expired and the loans returned to their contractual payment terms.

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

On December 27, 2020, another COVID-19 relief bill was signed that extended and modified several provisions of the PPP.  This included an additional allocation of $284 billion.  The SBA reactivated the PPP on January 11, 2021.  The Bank originated additional loans through the PPP, which expired on May 31, 2021.  In the six months ended June 30, 2021, the Bank had generated and received SBA approval on 1,000 PPP loans totaling $128.4 million and generated $5.6 million in related deferred PPP fees.  In the six months ended June 30, 2021, 833 PPP loans totaling $187.5 million had been forgiven by the SBA and a total of $4.4 million in PPP fees had been recognized by the Bank including fees recognized upon forgiveness and continuing amortization of fees from the 2020 and 2021 PPP originations.

RESULTS OF OPERATIONS

Summary:  Net income for the three months ended June 30, 2021 was $7.8 million, compared to $7.6 million for the same period in 2020.  Net income per share on a diluted basis for the three months ended June 30, 2021 was $0.23 compared to $0.22 for the same period in 2020.  Net income for the six months ended June 30, 2021 was $15.6 million, compared to $14.0 million for the same period in 2020.  Net income per share on a diluted basis for the six months ended June 30, 2021 was $0.46 compared to $0.41 for the same period in 2020.

The increase in earnings in both the three and six months ended June 30, 2021 compared to the same periods in 2020 was due primarily to lower provision for loan losses more than offsetting the impact of lower levels of net interest income.  Net interest income decreased to $14.5 million in the three months ended June 30, 2021 compared to $15.0 million in the same period in 2020.  Net interest income decreased to $28.9 million in the six months ended June 30, 2021 compared to $30.4 million in the six months ended June 30, 2020.  These decreases in net interest income were primarily attributable to the decreases in short-term interest rates instituted by the Federal Reserve in March 2020.

Index
The provision for loan losses was a negative $750,000 for the three months ended June 30, 2021, compared to $1.0 million for the same period in 2020.  We were in a net loan recovery position for the three months ended June 30, 2021, with $104,000 in net loan recoveries, compared to $4.0 million in net loan charge-offs in the same period in 2020.  We were also in a net loan recovery position for the six months ended June 30, 2021, with $148,000 in net loan recoveries compared to $3.0 million in net loan charge-offs in the same period in 2020.  Both the three and six month periods ended June 30, 2020 were impacted by a $4.1 million charge-off taken in June 2020 related to a single loan relationship with a movie theater business where the underlying assets were sold through bankruptcy proceedings.  The provision for loan losses in the 2020 periods was also impacted by increases to qualitative environmental factors to address increased risk of loss attributable to the COVID-19 pandemic.

Net Interest Income: Net interest income totaled $14.5 million for the three months ended June 30, 2021 compared to $15.0 million for the same period in 2020.  Net interest income decreased to $28.9 million in the six months ended June 30, 2021 compared to $30.4 million in the six months ended June 30, 2020.

Net interest income for the second quarter of 2021 decreased $590,000 compared to the same period in 2020.  Of this decrease, $2.0 million was from changes in the volume of average interest earning assets and interest bearing liabilities, partially offset by a $1.4 million increase from changes in rates earned or paid.  The largest changes occurred in interest income on commercial loans (excluding PPP loans) and in PPP loans which fluctuated significantly in the second quarter of 2021 compared to the same period in 2020.  The net change for commercial loans (excluding PPP loans) was $1.8 million with a decrease in interest income due to rate of $313,000 and a decrease in interest income of $1.5 million due to portfolio contraction.  PPP loans contributed an additional $1.4 million in net interest income in the second quarter of 2021 primarily due to higher PPP fee recognition.  Additionally, residential mortgage loan interest income decreased by $599,000 in the second quarter of 2021 compared to the same period in 2020.  Of the $599,000 decrease in interest income on residential mortgage loans, $484,000 was due to a decrease in average balances resulting from a high volume of originations of refinanced loans which are sold versus retained in portfolio. Rate reductions in the deposit portfolio served to partially offset the net negative effects of the changes noted above in interest income.

Net interest income for the six months ended June 30, 2021 decreased $1.4 million compared to the same period in 2020.  Of this decrease, $1.0 million was from changes in the volume of average interest earning assets and interest bearing liabilities and $357,000 was from changes in rates earned or paid.  The largest changes occurred in interest income on commercial loans (excluding PPP loans) and in PPP loans which fluctuated significantly in the first six months of 2021 compared to the same period in 2020.  The net change for commercial loans (excluding PPP loans) was a $4.9 million decrease with a decrease in interest income due to rate of $1.8 million and a decrease in interest income of $3.1 million due to portfolio contraction.  PPP loans contributed an additional $4.0 million in net interest income in the first six months of 2021 due to higher average balances and higher levels of PPP fee recognition upon forgiveness.  Interest income from federal funds sold and other short-term investments decreased by $188,000 in the first six months of 2021 compared to the same period in 2020 due to the 150 basis points decrease in the federal funds rate in March 2020.  This caused a $1.7 million decrease in interest income; however, increases in average balances of federal funds sold and other short-term investments in the first six months of 2021 offset most of this by adding $1.5 million in interest income.  Of the $1.2 million decrease in interest income on residential mortgage loans, $1.0 million was due to a decrease in average balances resulting from a high volume of originations of refinanced loans which are sold versus retained in portfolio and $212,000 was due to lower loan rates. Rate reductions in the deposit portfolio served to partially offset the net negative effects of the changes noted above in interest income.

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

The cost of funds decreased to 0.17% in the second quarter of 2021 compared to 0.40% in the second quarter of 2020. For the first six months of 2021, the cost of funds decreased to 0.18% compared to 0.53% for the same period in 2020.  Decreases in the rates paid on our interest-bearing checking, savings and money market accounts in response to the federal funds rate decreases over the past year caused the decrease in our cost of funds.

Index
The following table shows an analysis of net interest margin for the three month periods ended June 30, 2021 and 2020 (dollars in thousands):

	For the three months ended June 30,
	2021			2020
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$196,479	$792	1.61%	$183,062	$954	2.06%
Tax-exempt securities (1)	139,771	760	2.80	132,037	864	3.37
Commercial loans (2)	890,750	8,541	3.79	1,047,600	10,366	3.91
PPP loans (3)	248,042	3,034	4.84	263,992	1,615	2.42
Residential mortgage loans	135,329	1,164	3.43	190,750	1,763	3.70
Consumer loans	55,449	564	4.08	71,498	744	4.18
Federal Home Loan Bank stock	11,558	56	1.93	11,558	115	3.93
Federal funds sold and other short-term investments	992,484	273	0.11	315,696	86	0.11
Total interest earning assets (1)	2,669,862	15,184	2.29	2,216,193	16,507	3.00
Noninterest earning assets:
Cash and due from banks	34,276			26,779
Other	105,349			95,916
Total assets	$2,809,487			$2,338,888
Liabilities
Deposits:
Interest bearing demand	$658,842	$39	0.02%	$507,431	$89	0.07%
Savings and money market accounts	819,030	62	0.03	699,143	215	0.12
Time deposits	102,967	143	0.56	143,318	591	1.66
Borrowings:
Other borrowed funds	62,198	328	2.09	70,000	356	2.01
Long-term debt	20,619	155	2.97	20,619	209	4.02
Total interest bearing liabilities	1,663,656	727	0.17	1,440,511	1,460	0.40
Noninterest bearing liabilities:
Noninterest bearing demand accounts	887,559			657,367
Other noninterest bearing liabilities	13,756			14,723
Shareholders' equity	244,516			226,287
Total liabilities and shareholders' equity	$2,809,487			$2,338,888
Net interest income		$14,457			$15,047
Net interest spread (1)			2.12%			2.60%
Net interest margin (1)			2.19%			2.74%
Ratio of average interest earning assets to average interest bearing liabilities	160.48%			153.85%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at June 30, 2021 and 2020.
(2)
Includes loan fees of $356,000 and $282,000 for the three months ended June 30, 2021 and 2020, respectively.  Includes average nonaccrual loans of approximately $463,000 and $5.7 million for the three months ended June 30, 2021 and 2020, respectively.  Excludes PPP loans.

(3)	Includes loan fees of $2.4 million and $983,000 for the three months ended June 30, 2021 and 2020, respectively.

Index
The following table shows an analysis of net interest margin for the six month periods ended June 30, 2021 and 2020 (dollars in thousands):

	For the six months ended June 30,
	2021			2020
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$193,267	$1,579	1.63%	$187,297	$2,015	2.15%
Tax-exempt securities (1)	131,949	1,518	2.97	130,004	1,746	3.46
Commercial loans (2)	923,392	17,537	3.78	1,075,460	22,402	4.12
PPP loans (3)	244,314	5,586	4.55	131,996	1,615	2.42
Residential mortgage loans	142,972	2,486	3.48	198,266	3,671	3.71
Consumer loans	57,279	1,161	4.09	73,846	1,651	4.49
Federal Home Loan Bank stock	11,558	117	2.01	11,558	239	4.09
Federal funds sold and other short-term investments	899,217	474	0.11	248,287	662	0.53
Total interest earning assets (1)	2,603,948	30,458	2.37	2,056,714	34,001	3.33
Noninterest earning assets:
Cash and due from banks	32,725			27,960
Other	101,866			93,681
Total assets	$2,738,539			$2,178,355
Liabilities
Deposits:
Interest bearing demand	$642,842	$73	0.02%	$471,170	$279	0.12%
Savings and money market accounts	808,370	123	0.03	675,089	928	0.27
Time deposits	105,283	327	0.63	148,439	1,290	1.75
Borrowings:
Other borrowed funds	66,077	681	2.05	66,869	705	2.09
Long-term debt	20,619	307	2.96	20,619	449	4.30
Total interest bearing liabilities	1,643,191	1,511	0.18	1,382,186	3,651	0.53
Noninterest bearing liabilities:
Noninterest bearing demand accounts	838,618			559,928
Other noninterest bearing liabilities	13,951			12,828
Shareholders' equity	242,779			223,413
Total liabilities and shareholders' equity	$2,738,539			$2,178,355
Net interest income		$28,947			$30,350
Net interest spread (1)			2.19%			2.80%
Net interest margin (1)			2.25%			2.98%
Ratio of average interest earning assets to average interest bearing liabilities	158.47%			148.80%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at June 30, 2021 and 2020.
(2)
Includes loan fees of $525,000 and $461,000 for the six months ended June 30, 2021 and 2020, respectively. Includes average nonaccrual loans of approximately $496,000 and $4.1 million for the six months ended June 30, 2021 and 2020, respectively. Excludes PPP loans.

(3)	Includes loan fees of $4.4 million and $983,000 for the six months ended June 30, 2021 and 2020, respectively.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate (dollars in thousands):

	For the three months ended June 30, 2021 vs 2020 Increase (Decrease) Due to			For the six months ended June 30, 2021 vs 2020 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Taxable securities	$383	$(545)	$(162)	$176	$(612)	$(436)
Tax-exempt securities	359	(463)	(104)	100	(328)	(228)
Commercial loans, excluding PPP loans	(1,512)	(313)	(1,825)	(3,063)	(1,802)	(4,865)
Paycheck protection program loans	(647)	2,066	1,419	1,953	2,018	3,971
Residential mortgage loans	(484)	(115)	(599)	(973)	(212)	(1,185)
Consumer loans	(164)	(16)	(180)	(352)	(138)	(490)
Federal Home Loan Bank stock	—	(59)	(59)	—	(122)	(122)
Federal funds sold and other short-term investments	185	2	187	1,472	(1,660)	(188)
Total interest income	(1,880)	557	(1,323)	(687)	(2,856)	(3,543)
Interest expense
Interest bearing demand	$131	$(181)	$(50)	$216	$(422)	(206)
Savings and money market accounts	212	(365)	(153)	453	(1,258)	(805)
Time deposits	(134)	(314)	(448)	(300)	(663)	(963)
Other borrowed funds	(99)	71	(28)	(10)	(14)	(24)
Long-term debt	—	(54)	(54)	—	(142)	(142)
Total interest expense	110	(843)	(733)	359	(2,499)	(2,140)
Net interest income	$(1,990)	$1,400	$(590)	$(1,046)	$(357)	$(1,403)

Provision for Loan Losses: The provision for loan losses for the three months ended June 30, 2021 was a negative $750,000 compared to $1.0 million for the same period in 2020.  The provision for loan losses for the first half of 2021 was a negative $750,000 compared to $1.7 million for the same period in 2020.  The provisions for loan losses for the 2020 periods were impacted by additional qualitative adjustments made to provide for estimated losses associated with the COVID-19 pandemic as well as a $4.1 million charge-off was taken in June 2020 related to a single loan relationship with a movie theater business for which the underlying assets were sold through bankruptcy proceedings, some of which was specifically reserved for previously.  No other loans of this industry type remain in our portfolio.  This was partially offset by continued strong asset quality metrics and loan portfolio contraction.  When excluding PPP loans, which are 100% guaranteed by the SBA, total loans decreased by $60.5 million in the three months ended June 30, 2021.  This was a significant factor in determining the provision for loan losses in the second quarter of 2021.  Net loan recoveries were $104,000 in the three months ended June 30, 2021 compared to net loan charge-offs of $4.0 million in the same period in 2020.

Gross loan recoveries were $134,000 for the three months ended June 30, 2021 and $149,000 for the same period in 2020.  In the three months ended June 30, 2021, we had $30,000 in gross loan charge-offs, compared to $4.2 million in the same period in 2020.  For the six months ended June 30, 2021, we experienced gross loan recoveries of $228,000 compared to $1.2 million for the same period in 2020.  Gross charge-offs for the six months ended June 30, 2021 were $80,000 compared to $4.2 million for the same period in 2020.

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

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2021 was $6.2 million and $12.7 million compared to $5.9 million and $10.8 million for the same periods in 2020, respectively.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Service charges and fees on deposit accounts	$1,065	$860	$2,057	$1,970
Net gains on mortgage loans	1,311	1,849	3,326	2,499
Trust fees	1,133	945	2,138	1,880
ATM and debit card fees	1,683	1,321	3,168	2,658
Bank owned life insurance (“BOLI”) income	250	231	526	472
Investment services fees	339	228	816	652
Other income	388	420	676	682
Total noninterest income	$6,169	$5,854	$12,707	$10,813

Index
Net gains on mortgage loans were down $538,000 in the three months ended June 30, 2021 and were up $827,000 in the six months ended June 30, 2021 compared to the same periods in 2020 as a result of changes in the volume of loans originated for sale.  In the past two years volumes have been high due to a lower interest rate environment, spurring more refinancing of fixed rate loans which we sell into the secondary market.  Mortgage loans originated for sale in the three months ended June 30, 2021 were $39.2 million, compared to $50.1 million in the same period in 2020.  For the first six months of 2021, mortgages originated for sale were $86.5 million, compared to $79.4 million for the same period in 2020.

Investment services fees were up $111,000 in the three months ended June 30, 2021 and were up $164,000 in the six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively. The increase for the three and six month periods ended June 30, 2021 was largely due to the 2020 periods being significantly impacted by the COVID-19 shutdown of the economy.  ATM and debit card fees were also up in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, respectively, due to reduced volume of usage by our customers during the COVID-19 shutdown of the economy in the second quarter of 2020.  These volumes and resulting income have returned to more normal levels in the 2021 periods.  Service charges on deposit accounts increased in the three and six months ended June 30, 2021 as compared to the same periods in 2020 as customers returned to more normal behaviors in 2021 after having curtailed spending in 2020 due to uncertainty related to the COVID-19 pandemic.  Additionally, customers’ account balances in 2020 were bolstered by economic impact payments, thereby resulting in fewer overdrafts.

Noninterest Expense: Noninterest expense increased by $1.2 million to $11.7 million for the three month period ended June 30, 2021 as compared to the same period in 2020.  Noninterest expense increased by $977,000 to $23.2 million for the six months ended June 30, 2021 compared to $22.2 million for the same period in 2020.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Salaries and benefits	$6,502	$5,766	$12,914	$12,457
Occupancy of premises	994	949	2,031	1,958
Furniture and equipment	978	882	1,915	1,737
Legal and professional	274	247	496	538
Marketing and promotion	175	239	350	477
Data processing	855	787	1,762	1,547
FDIC assessment	159	76	329	76
Interchange and other card expense	388	327	746	674
Bond and D&O insurance	111	104	222	209
Outside services	491	378	925	831
Other noninterest expense	791	749	1,513	1,722
Total noninterest expense	$11,718	$10,504	$23,203	$22,226

Most categories of noninterest expense were relatively unchanged compared to the three months ended June 30, 2020 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased by $736,000 in the three months ended June 30, 2021 from same period in 2020. This increase is due partially to reversing actions taken to mitigate the effects of the COVID-19 pandemic in the second quarter of 2020 including personnel hiring and pay freezes, salary reductions for senior management, and halting of 401k matching contributions and bonus accruals.  In addition, we experienced lower cost deferrals from commercial loan production due to fewer PPP loans originated in 2021.  Also contributing to the increase was an increase in variable-based compensation due to higher mortgage origination volume. Salaries and benefits increased by $457,000 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the same combination of factors. The table below identifies the primary components of salaries and benefits (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Salaries and other compensation	5,683	5,561	11,467	11,241
Salary deferral from commercial loan originations	(269)	(529)	(621)	(670)
Bonus accrual	217	54	399	323
Mortgage production - variable comp	381	334	715	518
401k matching contributions	127	58	229	270
Medical insurance costs	363	288	725	775
Total salaries and benefits	$6,502	$5,766	$12,914	$12,457

Index
Occupancy expenses were up $45,000 in the three months ended June 30, 2021 and were up $73,000 in the six months ended June 30, 2021 compared to the same periods in 2020 due to higher maintenance costs incurred associated with certain branch facilities.  Furniture and equipment expenses were up $96,000 in the three months ended June 30, 2021 and were up $178,000 in the six months ended June 30, 2021 compared to the same periods in 2020 due to costs associated with equipment and service contracts primarily to improve information security.

Our FDIC assessment costs increased by $83,000 in the three months ended June 30, 2021 compared to the same period in 2020 due to utilization of assessment credits in the three months ended June 30, 2020. In January 2019, the FDIC notified us that the Bank would receive an assessment credit of approximately $438,000 to offset future assessment as the FDIC Deposit Insurance Fund had exceeded its target ratio of 1.35%.  Assessment credits totaling $266,000 were applied in the third and fourth quarters of 2019 and the remaining $172,000 credits were applied in the six months ended June 30, 2020.  As a result, FDIC assessment costs were up $253,000 in the first six months of 2021 compared to the same period in 2020.

Data processing costs were up $68,000 and $215,000 in the three and six month periods ended June 30, 2021, respectively, compared to the same periods in 2020 due to higher usage of electronic banking services and debit cards by our customers.

Outside services were up $113,000 and $94,000 in the three and six month periods ended June 30, 2021, respectively, compared to the same periods in 2020 due certain increased vendor costs including a business process review of our customer onboarding process.

Federal Income Tax Expense: We recorded $1.8 million and $3.6 million in federal income tax expense for the three and six month periods ended June 30, 2021 compared to $1.8 million and $3.2 million for the same periods in 2020.  Our effective tax rates for the three and six month periods ended June 30, 2021 were 19.05% and 18.78%, respectively, compared to 18.72% and 18.50% for the same periods in 2020.

FINANCIAL CONDITION

Total assets were $2.94 billion at June 30, 2021, an increase of $299.1 million from December 31, 2020. This change reflected increases of $436.6 million in cash and cash equivalents, $3.1 million in securities available for sale, $42.4 million in securities held to maturity, and $10.0 in bank-owned life insurance, partially offset by a decrease of $191.0 million in our loan portfolio including PPP loans. Total deposits increased by $301.5 million at June 30, 2021 compared to December 31, 2020.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $1.22 billion at June 30, 2021 compared to $783.7 million at December 31, 2020.  The increase in these balances primarily related to an increase in our total deposits combined with a decrease in our loan portfolio.

Securities: Debt securities available for sale were $240.0 million at June 30, 2021 compared to $236.8 million at December 31, 2020. The balance at June 30, 2021 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio was $121.9 million at June 30, 2021 compared to $79.5 million at December 31, 2020.  Our held to maturity portfolio is comprised of state, municipal and privately placed commercial bonds.

Portfolio Loans and Asset Quality: Total portfolio loans decreased by $191.0 million in the first six months of 2021 and were $1.24 billion at June 30, 2021 compared to $1.43 billion at December 31, 2020. During the first six months of 2021, our commercial portfolio decreased by $158.2 million.  We originated a total of 1,000 PPP loans totaling $128.4 million in the six months ended June 30, 2021 and received forgiveness proceeds in the amount of $187.8 million from the SBA in the same time period.  As a result, PPP loans decreased by $59.4 million during the first six months of 2021.  We expect a substantial portion of our remaining PPP borrowers will apply for and receive approval for loan forgiveness in the second half of 2021.  Excluding the PPP loans, our commercial loans decreased by $98.8 million in the first six months of 2021 as customers substituted PPP loans for drawing on their lines of credit.  Our consumer portfolio decreased by $7.4 million and our residential mortgage portfolio decreased by $25.4 million in the first six months of 2021.

Mortgage loans originated for portfolio are typically adjustable rate loans as well as fixed rate loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for portfolio in the first six months of 2021 increased $5.7 million compared to the same period in 2020, from $18.1 million in the first six months of 2020 to $23.8 million in the same period in 2021.

The volume of residential mortgage loans originated for sale in the first six months of 2021 increased $7.1 million compared to the same period in 2020. Residential mortgage loans originated for sale were $86.5 million in the first six months of 2021 compared to $79.4 million in the first six months of 2020.

Index
The following table shows our loan origination activity for loans to be held in portfolio during the first six months of 2021 and 2020, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$6,187	2.0%	562	$2,561	0.5%	366
Unsecured to residential developers	—	—	—	170	—	170
Vacant and unimproved	6,301	2.0	788	12,311	2.3	1,759
Commercial development	—	—	—	—	—	—
Residential improved	51,854	16.6	535	34,264	6.4	519
Commercial improved	25,792	8.3	955	22,289	4.2	1,013
Manufacturing and industrial	11,565	3.7	964	5,515	1.0	306
Total commercial real estate	101,699	32.5	656	77,110	14.4	637
Commercial and industrial, excluding PPP	30,203	9.7	408	79,218	14.8	825
PPP loans	128,420	41.1	128	343,711	64.1	209
Total commercial and commercial real estate	260,322	83.3	211	500,039	93.3	269
Consumer
Residential mortgage	23,844	7.6	346	18,097	3.4	355
Unsecured	—	—	—	—	—	—
Home equity	27,353	8.8	120	17,274	3.2	101
Other secured	1,024	0.3	26	544	0.1	15
Total consumer	52,221	16.7	155	35,915	6.7	139
Total loans	$312,543	100.0%	199	$535,954	100.0%	253

The following table shows a breakout of our commercial loan activity during the first six months of 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Commercial loans originated	$260,322	$500,039
Repayments of commercial loans	(345,088)	(206,256)
Change in undistributed - available credit	(73,418)	(81,096)
Net increase (decrease) in total commercial loans	$(158,184)	$212,687

Overall, the commercial loan portfolio decreased $158.2 million in the first six months of 2021.  Our commercial and industrial portfolio decreased by $135.9 million while our commercial real estate loans decreased by $22.3 million.  As discussed above, included in the commercial production for the first six months of 2021 is $128.4 million in PPP loans.  Our overall production of commercial loans decreased by $239.7 million from $500.0 million in the first six months of 2020 to $260.2 million in the same period of 2021 mostly due to the significantly lower production of PPP loans (down $215.3 million).  Beyond the effect of the PPP loan production, our commercial and industrial portfolio is subject to seasonal fluctuations and we typically experience large paydowns in certain commercial loan categories in the second quarter each year, particularly nursery and floriculture production, and loans to automobile, recreational vehicle and boat dealers. Excluding the PPP loan activity, the commercial loan categories with the largest balance fluctuations in the first six months of 2021 were: agricultural products (down $29.1 million), finance and insurance (down $11.1 million), manufacturing (down $20.0 million), retail trade (down $24.4 million) and real estate and rental/leasing (down $10.2 million).  Retail trade includes floor plan loan lines to vehicle dealers.  The decline in borrowings in this sector was primarily the result of our dealers selling through their inventory but not being able to receive new inventory due to supply shortages from the COVID-19 shutdown of the economy.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 85.6% and 85.2% of the total loan portfolio at June 30, 2021 and December 31, 2020, respectively. Residential mortgage and consumer loans comprised approximately 14.4% and 14.8% of total loans at June 30, 2021 and December 31, 2020, respectively.

Index
A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	June 30, 2021		December 31, 2020
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$7,279	0.6%	$8,549	0.6%
Unsecured to residential developers	60	—	—	—
Vacant and unimproved	36,797	3.0	47,122	3.3
Commercial development	673	—	857	—
Residential improved	98,217	7.9	114,392	8.0
Commercial improved	273,229	22.1	266,006	18.6
Manufacturing and industrial	113,644	9.2	115,247	8.1
Total commercial real estate	529,899	42.8	552,173	38.6
Commercial and industrial, excluding PPP	359,821	29.1	436,331	30.6
PPP loans	169,679	13.7	229,079	16.0
Total commercial and commercial real estate	1,059,399	85.6	1,217,583	85.2
Consumer
Residential mortgage	124,156	10.0	149,556	10.5
Unsecured	129	—	161	—
Home equity	50,826	4.1	57,975	4.0
Other secured	3,817	0.3	4,056	0.3
Total consumer	178,928	14.4	211,748	14.8
Total loans	$1,238,327	100.0%	$1,429,331	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 42.8% and 38.6% of the total loan portfolio at June 30, 2021 and December 31, 2020, respectively, and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 10.0% of portfolio loans at June 30, 2021 and 10.5% at December 31, 2020.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

The volume of residential mortgage loans originated for sale during the first six months of 2021 increased from the first six months of 2020 as a result of interest rate conditions.  The continued low market interest rates that began in early 2020 has caused an increase in refinancing of fixed rate mortgages which we sell into the secondary market.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. This portfolio decreased by $7.4 million to $54.8 million at June 30, 2021 from $62.2 million at December 31, 2020, due primarily to a decrease in home equity loans.  These other consumer loans comprised 4.4% of our portfolio loans at June 30, 2021 and 4.3% at December 31, 2020.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At June 30, 2021, nonperforming assets totaled $2.8 million compared to $3.1 million at December 31, 2020. There were no additions to other real estate owned in the first six months of 2021 or in the first six months of 2020.  At June 30, 2021, there were no loans in foreclosure, so we expect there to be few additions to other real estate owned in the remainder of 2021.  Proceeds from sales of foreclosed properties were $170,000 in the first six months of 2021, resulting in net realized gain on sales of $20,000.  Proceeds from sales of foreclosed properties were $92,000 in the first six months of 2020 resulting in net realized gain on sales of $0.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing.  Nonperforming loans at June 30, 2021 consisted of $341,000 of commercial real estate loans and $92,000 of consumer and residential mortgage loans.  As of June 30, 2021, nonperforming loans totaled $433,000, or 0.03% of total portfolio loans, compared to $533,000, or 0.04% of total portfolio loans, at December 31, 2020.

Index
Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $2.3 million at June 30, 2021 and $2.5 million at December 31, 2020. The entire balance at June 30, 2021 was comprised of one commercial real estate property. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	June 30, 2021	December 31, 2020
Nonaccrual loans	$433	$533
Loans 90 days or more delinquent and still accruing	—	—
Total nonperforming loans (NPLs)	433	533
Foreclosed assets	2,343	2,537
Repossessed assets	—	—
Total nonperforming assets (NPAs)	$2,776	$3,070
NPLs to total loans	0.03%	0.04%
NPAs to total assets	0.09%	0.12%

The following table shows the composition and amount of our troubled debt restructurings (TDRs) at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021			December 31, 2020
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$1,638	$3,544	$5,182	$4,959	$4,049	$9,008
Nonperforming TDRs (1)	341	—	341	437	—	437
Total TDRs	$1,979	$3,544	$5,523	$5,396	$4,049	$9,445

(1)	Included in nonperforming asset table above

We had a total of $5.5 million and $9.4 million of loans whose terms have been modified in TDRs as of June 30, 2021 and December 31, 2020, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and whether cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs decreased by $3.9 million from December 31, 2020 to June 30, 2021 due to payoffs and paydowns on existing TDRs exceeding new additions.  There were 62 loans identified as TDRs at June 30, 2021 compared to 76 loans at December 31, 2020.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  The Economic Aid Act passed by Congress on December 27, 2020 extended the date for such modifications to not be treated as TDRs to the earlier of 60 days after date on which the national emergency declared as a result of COVID-19 is terminated or January 1, 2022.  Through June 30, 2021, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  The majority of these modifications involved three-month extensions. By June 30, 2021, all of these modifications had expired and the loans returned to their contractual payment terms.

Index
Allowance for loan losses: The allowance for loan losses at June 30, 2021 was $16.8 million, a decrease of $602,000 from December 31, 2020.  The allowance for loan losses represented 1.36% of total portfolio loans at June 30, 2021 and 1.22% at December 31, 2020.  The ratios at June 30, 2021 and December 31, 2020 are impacted by $169.7 million and $229.1 million of remaining PPP loans which are fully guaranteed and receive no allowance allocation.  The ratios excluding these loans were 1.57% and 1.45% at June 30, 2021 and December 31, 2020.  The allowance for loan losses to nonperforming loan coverage ratio increased from 3266.0% at December 31, 2020 to 3881.3% at June 30, 2021.

The table below shows the changes in certain credit metrics over the past five quarters (dollars in thousands):

	Quarter Ended June 30, 2021	Quarter Ended March 31, 2021	Quarter Ended December 31, 2020	Quarter Ended September 30, 2020	Quarter Ended June 30, 2020
Nonperforming loans	433	525	533	195	2,957
Other real estate owned and repo assets	2,343	2,371	2,537	2,624	2,624
Total nonperforming assets	2,776	2,896	3,070	2,819	5,881
Net charge-offs (recoveries)	(104)	(44)	(50)	(203)	4,034
Total delinquencies	126	217	581	524	3,330

At June 30, 2021, we had net loan recoveries in twenty-four of the past twenty-six quarters.  Our total delinquencies were $126,000 at June 30, 2021 and $581,000 at December 31, 2020.  Our delinquency percentage at June 30, 2021 was 0.01%.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses decreased $602,000 in the first six months of 2021.  We recorded a negative provision for loan losses of ($750,000) for the six months ended June 30, 2021 compared to $1.7 million in provision expense for the same period of 2020.  Net loan recoveries were $148,000 for the six months ended June 30, 2021, compared to net loan charge-offs of $3.0 million for the same period in 2020. The ratio of net charge-offs (recoveries) to average loans was -0.02% on an annualized basis for the first six months of 2021 and 0.41% for the first six months of 2020.

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

Overall, impaired loans declined by $3.9 million to $6.7 million at June 30, 2021 compared to $10.6 million at December 31, 2020.  The specific allowance for impaired loans decreased $449,000 to $761,000 at June 30, 2021, compared to $1.2 million at December 31, 2020.  The specific allowance for impaired loans represented 11.4% of total impaired loans at June 30, 2021 and 11.4% at December 31, 2020.

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

We also have considered the effect of COVID-19 on our loan borrowers and our local economy.  While significant stimulus and mitigation efforts were expected to soften the impact, we believed a downgrade to our economic qualitative factor was appropriate and we added 7 basis points to this qualitative factor at March 31, 2020. Additional allocations were provided in the second, third and fourth quarters of 2020.  In the first quarter of 2021, this factor was decreased by 2 basis points in recognition of improved economic conditions but additional allocations were made to other factors for a net increase of 8 basis points in the quarter.  In the second quarter 2021, we added 20 basis points to our consumer loan portfolio qualitative factors to address the risk that economic impact payments may be masking consumer delinquency and default.

Index
Certain industry sectors have been more negatively impacted by the economic effects of COVID-19 than others such as hospitality, restaurants and sporting events.  We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (27%), followed by Manufacturing (16%) and Retail Trade (10%).

The table below breaks down our commercial loan portfolio by industry type at June 30, 2021 and identifies the percentage of loans in each type that have a pass rating within our grading system (4 or better) and criticized rating (5 or worse) (dollars in thousands):

	June 30, 2021
	Excluding PPP	PPP Loans	Total	Percent of Total Loans	Percent Grade 4 or Better	Percent Grade 5 or Worse
Industry:
Agricultural Products	$36,700	$3,101	$39,801	3.76%	99.17%	0.83%
Mining and Oil Extraction	855	63	918	0.09%	100.00%	0.00%
Construction	72,304	22,483	94,787	8.95%	99.00%	1.00%
Manufacturing	127,524	39,103	166,627	15.73%	97.26%	2.74%
Wholesale Trade	47,116	2,324	49,440	4.67%	100.00%	0.00%
Retail Trade	94,706	6,414	101,120	9.55%	99.91%	0.09%
Transportation and Warehousing	45,250	9,793	55,043	5.20%	97.95%	2.05%
Information	748	779	1,527	0.14%	54.62%	45.38%
Finance and Insurance	34,765	576	35,341	3.34%	100.00%	0.00%
Real Estate and Rental and Leasing	280,502	2,094	282,596	26.68%	99.77%	0.23%
Professional, Scientific and Technical Services	7,238	9,874	17,112	1.62%	98.63%	1.37%
Management of Companies and Enterprises	2,600	—	2,600	0.25%	100.00%	0.00%
Administrative and Support Services	16,836	14,487	31,323	2.96%	99.66%	0.34%
Education Services	2,453	5,509	7,962	0.75%	98.88%	1.12%
Health Care and Social Assistance	51,072	25,859	76,931	7.26%	100.00%	0.00%
Arts, Entertainment and Recreation	7,130	3,121	10,251	0.97%	96.72%	3.28%
Accommodations and Food Services	37,060	14,985	52,045	4.91%	85.49%	14.51%
Other Services	24,861	9,114	33,975	3.21%	99.05%	0.95%
Total commercial loans	$889,720	$169,679	$1,059,399	100.00%	98.39%	1.61%

Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $13.5 million at June 30, 2021 and $13.8 million at December 31, 2020.  The qualitative component of our allowance allocated to commercial loans was $13.4 million at June 30, 2021, down $263,000 from $13.7 million at December 31, 2020.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.6 million at June 30, 2021 and $2.4 million at December 31, 2020.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:   Premises and equipment totaled $42.9 million at June 30, 2021, down $348,000 from $43.3 million at December 31, 2020.

Deposits and Other Borrowings: Total deposits increased $301.5 million to $2.60 billion at June 30, 2021, as compared to $2.30 billion at December 31, 2020.  Non-interest checking account balances increased $147.5 million during the first six months of 2021.  Interest bearing demand account balances increased $98.4 million and savings and money market account balances increased $62.6 million in the first six months of 2021 as municipal and business customers have held higher balances during the COVID-19 pandemic.  Certificates of deposits decreased by $7.0 million in the first six months of 2021 reflecting the continued low market interest rates.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 37% of total deposits at June 30, 2021 and 35% of total deposits at December 31, 2020.  These balances typically increase at year end for many of our commercial customers, then decline in the first half of the next year.  This didn’t happen in the first half of 2021 due to customers of all types holding higher balances during the COVID-19 pandemic.  In addition, because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 59% of total deposits at June 30, 2021 and 60% at December 31, 2020. Time accounts as a percentage of total deposits were 4% at June 30, 2021 and 5% December 31, 2020.

Index
Borrowed funds totaled $80.6 million at June 30, 2021, including $60.0 million of Federal Home Loan Bank (“FHLB”) advances and $20.6 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $90.6 million at December 31, 2020, including $70.0 million of FHLB advances and $20.6 million in long-term debt associated with trust preferred securities.  On July 7, 2021, the Company redeemed all of the long-term debt associated with trust preferred securities.

CAPITAL RESOURCES

Total shareholders' equity of $248.2 million at June 30, 2021 increased $8.4 million from $239.8 million at December 31, 2020. The increase was primarily a result of net income of $15.6 million earned in the first six months of 2021, partially offset by a decrease of $2.1 million in accumulated other comprehensive income and a payment of $5.4 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at June 30, 2021.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	June 30, 2021	March 31, 2021	Dec 31, 2020	Sept 30, 2020	June 30, 2020
Total capital to risk weighted assets	19.7%	19.3%	18.3%	17.7%	17.3%
Common Equity Tier 1 to risk weighted assets	17.1	16.7	15.8	15.3	14.9
Tier 1 capital to risk weighted assets	18.5	18.1	17.1	16.6	16.3
Tier 1 capital to average assets	9.5	9.8	9.9	9.8	10.5

All $20.0 million of trust preferred securities outstanding at June 30, 2021 qualified as Tier 1 capital.  On July 7, 2021, the Company redeemed all of the outstanding trust preferred securities.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At June 30, 2021, the Bank held $1.19 billion of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $278.3 million as of June 30, 2021.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at June 30, 2021 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$—	$—	$—	$20,619
Time deposit maturities	80,439	14,826	1,228	57
Other borrowed funds	—	20,000	30,000	10,000
Operating lease obligations	343	377	193	—
Total	$80,782	$35,203	$31,421	$30,676

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At June 30, 2021, we had a total of $677.5 million in unused lines of credit, $136.1 million in unfunded loan commitments and $12.3 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2020, the Bank paid dividends to the Company totaling $11.7 million.  In the same period, the Company paid $10.9 million in dividends to its shareholders.  On February 24, 2021, the Bank paid a dividend totaling $3.7 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on February 25, 2021 to shareholders of record on February 10, 2021.  The cash distributed for this cash dividend payment totaled $2.7 million.  On May 26, 2021, the Bank paid a dividend totaling $3.2 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on May 27, 2021 to shareholders of record on May 12, 2021.  The cash distributed for this cash dividend payment totaled $2.7 million.  On July 6, 2021, the Bank paid a dividend totaling $20.0 million to the Company in anticipation of the redemption of its trust preferred securities.  On July 7, 2021, the Company redeemed all of the outstanding trust preferred securities.  The Company retained the remaining balance in each period for general corporate purposes.  At June 30, 2021, the Bank had a retained earnings balance of $75.5 million.

The Company’s cash balance at June 30, 2021 was $7.6 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first six months of 2021.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At June 30, 2021, we had gross deferred tax assets of $5.2 million and gross deferred tax liabilities of $2.4 million resulting in a net deferred tax asset of $2.8 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  We concluded at June 30, 2021 that no other valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

Index
The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2021 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$328,246	8.30%	$55,706	18.86%
Interest rates up 100 basis points	314,737	3.84	51,152	9.14
No change	303,087	—	46,868	—
Interest rates down 100 basis points	287,185	(5.25)	46,095	(1.65)
Interest rates down 200 basis points	287,228	(5.23)	46,076	(1.69)

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2021, the end of the period covered by this report.

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

The following table provides information regarding the Company’s purchase of its own common stock during the second quarter of 2021.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock surrendered to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period
April 1 - April 30, 2021
Employee Transactions	—	$—
May 1 - May 31, 2021
Employee Transactions	—	—
June 1 - June 30, 2021
Employee Transactions	815	$8.92
Total for Second Quarter ended June 30, 2021
Employee Transactions	815	$8.92

Item 6.	EXHIBITS.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
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

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: July 22, 2021