Form 10-K
period 2021-12-31
MACATAWA BANK CORP
filed 2022-02-17
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, as of June 30, 2021, was $274,273,000 based on the closing sale price of $8.75 as reported on the Nasdaq Stock Market.  There were 34,259,945 outstanding shares of the Company's common stock as of February 17, 2022.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 05, 2022 are incorporated by reference into Part III of this report.

MACATAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, those related to the risks and uncertainties related to, and the impact of, the  COVID-19 pandemic on the business, financial conditions and results of operations of our company and our customers, future levels of earning assets, future composition of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future interest rate levels, future net interest margin levels, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, loan demand and loan growth, future amounts of unrecognized tax benefits and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

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

Macatawa Bank Corporation is a Michigan corporation, incorporated in 1997, and is a registered bank holding company. It wholly owns Macatawa Bank, a Michigan chartered bank with depository accounts insured by the FDIC. The Bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan.

At December 31, 2021, we had total assets of $2.93 billion, total loans of $1.11 billion, total deposits of $2.58 billion and shareholders' equity of $254.0 million.  We recognized net income of $29.0 million in 2021 compared to net income of $30.2 million in 2020.  As of December 31, 2021, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2021.

The Company paid a cash dividend of $0.08 per share for each quarter of 2020 and 2021.

In March 2020, guidance issued by the federal banking agencies in consultation with FASB staff and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act collectively specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs. Through December 31, 2021, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million. As of December 31, 2021, all of these modifications had expired and the loans had returned to their contractual payment terms.

The Bank was a participating lender in the Small Business Administration's (“SBA”) Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Fees generated based on the origination of PPP loans are deferred and amortized into interest income over the contractual period of 24 months or 60 months, as applicable. Upon SBA forgiveness, unamortized fees are then recognized into interest income.

In 2020:
•	The Bank originated 1,738 PPP loans totaling $346.7 million in principal.
•	Fees generated totaled $10.0 million.
•	765 PPP loans totaling $113.5 million were forgiven.
•	Total net fees of $5.4 million were recognized.

In 2021:
•	The Bank originated 1,000 PPP loans totaling $128.1 million in principal.
•	Fees generated totaled $5.6 million.
•	1,722 PPP loans totaling $318.4 million were forgiven.
•	Total net fees of $8.3 million were recognized.

As of December 31, 2021, 240 PPP loans totaling $43.2 million in principal remained outstanding and total net fees of $1.3 million remained unrecognized.

We are in an asset-sensitive position, so decreases in short-term interest rates have a net negative impact on our net interest income as our interest-earning assets will reprice faster than our interest-bearing liabilities; however, increases in short-term interest rates will have a net positive impact on net interest income.  Given our asset-sensitivity, several years ago we established floors on our variable rate loans to help offset the negative impact of declining interest rates on net interest income.  These floors benefited net interest income in 2021 and 2020.

Over the past several years, our nonperforming asset levels have been low.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

	December 31,
(Dollars in thousands)	2021	2020	2019
Nonperforming loans	$92	$533	$203
Other repossessed assets	—	—	—
Other real estate owned	2,343	2,537	2,748
Total nonperforming assets	$2,435	$3,070	$2,951

Total delinquencies 30 days or greater past due	$129	$581	$405

The following table reflects the provision for loan losses for the past three years along with certain metrics that impact the determination of the level of the provision for loan losses.

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Provision for loan losses	$(2,050)	$3,000	$(450)
Net charge-offs (recoveries)	(531)	2,792	(774)
Net charge-offs (recoveries) to average loans	(0.04)%	0.19%	(0.06)%
Nonperforming loans to total loans	0.01%	0.04%	0.01%
Loans transferred to ORE to average loans	—	—	—
Performing troubled debt restructurings ("TDRs") to average loans	0.60%	0.60%	0.99%

We recorded a provision for loan losses benefit of $2.1 million in 2021.  We recorded a provision for loan losses of $3.0 million in 2020 and we recorded a provision for loan losses benefit of $450,000 in 2019.  The level of provisions in each year was impacted by recoveries from our collection efforts and certain declines in our historical charge-off levels from prior years.  The provision in 2020 was impacted by additional qualitative factors applied for the COVID-19 pandemic and a large commercial loan charge-off.

We experienced net charge-offs in 2020 due to a $4.1 million charge-off on a single commercial loan relationship to a movie theatre business that was in process of liquidation at the time that the COVID-19 pandemic began.  Excluding that charge-off, we had net recoveries in 2020.

Economic conditions in our market areas of Grand Rapids and Holland, Michigan were good during the several years leading up to the COVID-19 pandemic and have generally recovered from the second quarter 2020 low point caused by the pandemic and mitigation efforts.  The state of Michigan’s unemployment rate at the end of 2021 was 5.9%.  The Grand Rapids and Holland area unemployment rate was 3.6% at the end of 2021.

In the housing markets in our primary market areas strong purchase demand exists which has caused a shortage in the inventory of existing homes for sale.  In response, new living unit starts have increased.  In the Grand Rapids market during 2021, total living unit starts were up 19% compared to 2020.  The Holland-Grand Haven/Lakeshore region showed even better results with living units starts up 27% over 2020.  Generally speaking, residential housing property values have significantly increased during the pandemic.

Commercial banking is an important focus for us. Most of our emphasis has been on growing commercial and industrial loans.  The PPP program and borrowers' reluctance to deploy funds during the pandemic has had a significant impact on commercial lending over the past two years.  Our commercial and industrial loans have decreased from $499.6 million at December 31, 2019 to $420.3 million at December 31, 2021.  Commercial real estate loans have decreased from $598.5 million at December 31, 2019 to $516.1 million at December 31, 2021.  Consumer loans have decreased from $287.6 million at December 31, 2019 to $172.6 million at December 31, 2021.  We believe we are positioned for loan growth in 2022.

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

Residential Mortgage Loans.   We originate construction loans to individuals for the construction of their residences and owner-occupied residential mortgage loans, which are generally long-term with either fixed or adjustable interest rates.  Our general policy is to sell the majority of our fixed rate residential mortgage loans in the secondary market due primarily to the interest rate risk associated with these loans.  For 2021, we retained loans representing 22% of the total dollar volume originated, compared to 18% in 2020.

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

	December 31
	2021		2020
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
Real estate - construction (1)	$52,019	4%	$64,171	4%
Real estate - mortgage	464,082	42	488,002	34
Comml and industrial, excl PPP	378,318	34	436,331	31
PPP loans	41,939	4	229,079	16
Total commercial	936,358	84	1,217,583	85
Residential mortgage	117,800	11	149,556	11
Consumer	54,835	5	62,192	4
Total loans	1,108,993	100%	1,429,331	100%

Less: allowance for loan losses	(15,889)		(17,408)
Total loans, net	$1,093,104		$1,411,923

(1)	Consists of construction and development loans.

At December 31, 2021, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2021 which, based on maturity dates, are due in the periods indicated.

	Maturing
(Dollars in thousands)	Within One Year	After One, But Within Five Years	After Five, But Within Fifteen Years	After Fifteen Years	Total
Real estate - construction (1)	$22,109	$15,368	$14,542	$—	$52,019
Real estate - mortgage	53,461	258,746	151,875	—	464,082
Commercial and industrial (2)	175,756	213,471	31,030	—	420,257
Total commercial	251,326	487,585	197,447	—	936,358
Residential mortgage	314	4,088	55,795	57,603	117,800
Consumer	2,010	7,997	4,718	40,110	54,835
Total loans	$253,650	$499,670	$257,960	$97,713	$1,108,993

	Predetermined Interest Rates	Floating or Variable Rate	Total
Loans above maturing after one year:
Real estate - construction (1)	$7,767	$22,144	$29,911
Real estate - mortgage	314,555	96,065	410,620
Commercial and industrial (2)	188,446	56,055	244,501
Total commercial	510,768	174,264	685,032
Residential mortgage	65,158	52,329	117,487
Consumer	8,191	44,633	52,824
Total loans	$584,117	$271,226	$855,343

(1)	Consists of construction and development loans.
(2)	Includes $41.9 million of PPP loans.

Loan Loss Experience

A summary of our loan balances at the end of 2021 and 2020 and the daily average balances of these loans as well as changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed is shown in Item 7 of this report under the headings "Portfolio Loans and Asset Quality" and “Allowance for Loan Losses” included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Additional information about our allowance for loan losses, including a table showing the allocation of the allowance for loan losses at the end of  2021 and 2020 and the factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to operating expense, may be found in Item 7 of this report under the heading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

We may utilize alternative funding sources as needed, including short-term borrowings, advances from the Federal Home Loan Bank of Indianapolis or the Federal Reserve Bank of Chicago, securities sold under agreements to repurchase ("repo borrowings") and brokered deposits.  We had no brokered deposits or repo borrowings at December 31, 2021 or 2020.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid.

	December 31
	2021		2020
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand	$885,838	—%	$659,387	—%
Interest bearing demand	681,411	0.03	535,922	0.1
Savings and money market accounts	822,235	0.03	715,135	0.2
Time	101,353	0.49	134,199	1.5
Total deposits	$2,490,837	0.06%	$2,044,643	0.3%

The following table summarizes deposits exceeding the FDIC insured limit of $250,000 by time remaining until maturity (dollars in thousands).

	Non-maturity deposits	Time	Total
December 31, 2021
Three months or less	$1,167,790	$5,706	$1,173,496
Over 3 months through 6 months	—	7,310	7,310
Over 6 months through 1 year	—	8,747	8,747
Over 1 year	—	6,465	6,465
	$1,167,790	$28,228	$1,196,018

	Non-maturity deposits	Time	Total
December 31, 2020
Three months or less	$1,006,793	$5,293	$1,012,086
Over 3 months through 6 months	—	7,899	7,899
Over 6 months through 1 year	—	8,345	8,345
Over 1 year	—	7,214	7,214
	$1,006,793	$28,751	$1,035,544

As of the date of this report, the Bank had no material foreign deposits.

Securities Portfolio

Our securities portfolio is classified as either "available for sale" or "held to maturity."  Securities classified as "available for sale" may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet our liquidity needs.

The primary objective of our investing activities is to provide for the safety of the principal invested. Our secondary considerations include the maximization of earnings, liquidity and to help decrease our overall exposure to changes in interest rates.  We have generally invested in bonds with lower credit risk, primarily those secured by government agencies or insured municipalities, to assist in the diversification of credit risk within our asset base.  The commercial bond component of this category decreased by $2.9 million in 2021.

These bonds represent financing provided to some of our non-profit commercial customers who qualified for borrowing on a tax-exempt basis.  We have not experienced any credit losses within our securities portfolio.

The following table reflects the composition of our securities portfolio as of the dates indicated (including securities available for sale and held to maturity).

	December 31,
(Dollars in thousands)	2021	2020
U.S. Treasury and federal agency securities	$206,845	$64,110
U.S. Agency MBS and CMOs	86,797	64,983
Tax-exempt state and municipal bonds	174,559	125,110
Taxable state and municipal bonds	79,561	57,177
Corporate bonds	5,304	4,920
Total	$553,066	$316,300

At December 31, 2021, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders' equity.  At December 31, 2021, we had two investments totaling $911,000 in securities of issuers outside of the United States.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2021.

	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield
U.S. Treasury and federal agency securities	$4,631	1.88%	$134,259	1.13%	$67,955	1.17%	$—	—%
U.S. Agency MBS and CMOs	—	—	267	3.04	1,781	2.11	84,748	1.65
Tax-exempt state and municipal bonds (1)	32,144	1.46	95,398	1.71	30,123	2.74	16,895	2.96
Taxable state and municipal bonds	12,337	2.41	38,560	1.97	28,664	1.40	—	—
Corporate bonds	912	3.36	4,392	1.35	—	—	—	—
Total (1)	$50,024	1.76%	$272,876	1.47%	$128,523	1.59%	$101,643	1.87%

(1)
Yields on tax-exempt securities are computed on a fully taxable-equivalent basis and calculated on a weighted average basis using the investment balances and respective average yields for each investment category.

Trust Services

We offer trust services to further provide for the financial needs of our customers.  As of December 31, 2021, the Trust Department managed assets of approximately $1.201 billion.  Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services.  As of December 31, 2021, personal trust assets under management totaled approximately $620.9 million.  Our retirement plan services encompass all types of qualified retirement plans, including profit sharing, 401(k) and pension plans.  As of December 31, 2021, retirement plan assets under management totaled approximately $580.4 million.

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

Employees

As of December 31, 2021, we had 311 full-time equivalent employees consisting of 279 full-time and 51 part-time employees.  We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service.  The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience.  None of our employees are represented by collective bargaining agreements with us.

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

Additional information about restrictions on the payment of dividends by the Bank may be found in Item 8 of this report in Notes 1 and 19 to the Consolidated Financial Statements and is here incorporated by reference.

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

The FDIC’s deposit insurance assessment base methodology uses average consolidated total assets less average tangible equity as the assessment base.  Under this calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing up to 35 basis points for banks that pose significant supervisory concerns.  This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns.  We estimate our annual assessment rate to be 3 basis points in 2022.

Capital Requirements.  The FDIC has established the following minimum capital standards for FDIC insured banks that are not relying on the Community Bank Leverage Ratio, such as the Bank:  a leverage requirement consisting of a ratio of Tier 1 capital to total average assets and risk-based capital requirements consisting of a ratio of total capital to total risk-weighted assets, a ratio of Tier 1 capital to total risk-weighted assets, and a ratio of common equity Tier 1 (CET1) capital to risk weighted assets.  Tier 1 capital consists principally of shareholders' equity.  Common equity Tier 1 capital excludes forms of stock that are not common stock.

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

As of December 31, 2021, the Bank was categorized as “well capitalized” under the standards set forth in the rules implementing Basel III.   Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

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

Additional information about restrictions on payment of dividends by the Bank may be found in Item 8 of this report in Notes 1 and 19 to the Consolidated Financial Statements, and is here incorporated by reference.

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

Risks related to our Business

The continuing outbreak of COVID-19 and its related variants could adversely impact the Company’s and its customers’ business, financial condition, and results of operations.

The continuing outbreak of COVID-19 and its related variants is disrupting the economy, financial markets, and societal norms in Michigan, the United States and across the world.  Due to the nature of the pandemic, uncertainty and fluidity of the spread of the virus, volatility of financial markets, and varied responses and actions from local, state and federal governments, including mandated shutdowns and other restrictive orders, it is impossible to predict the ultimate adverse impact COVID-19 could have on the Company and its customers.  The effects of COVID-19 could, among other risks, result in a material increase in requests from the Company’s customers for loan deferrals, modifications to the terms of loans, or other borrower accommodations; have a material adverse impact on the financial condition of the Company’s customers, potentially impacting their ability to make payments to the Company as scheduled and driving an increase in delinquencies and loan losses; result in additional material provision for loan losses; result in a decreased demand for the Company’s loans; or negatively impact the Company’s ability to access capital on attractive terms or at all.  Those effects could have a material adverse impact on the Company’s and its customers’ business, financial condition, and results of operations.

Our nonperforming assets and other problem loans could have an adverse effect on the Company's results of operations and financial condition.

Our nonperforming assets (which includes non-accrual loans, foreclosed properties and other accruing loans past due 90 days or more) were approximately $2.4 million at December 31, 2021.  These assets could negatively impact operating results through higher loan losses, lost interest and higher costs to administer problem assets.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2021, we had approximately $516.1 million of commercial real estate loans outstanding, which represented approximately 46.5% of our loan portfolio.  As of that same date, we had approximately $117.8 million in residential real estate loans outstanding, or approximately 10.7% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $936.4 million at December 31, 2021, comprising approximately 84.4% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the housing market.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $16.1 million, $21.4 million and $36.3 million at December 31, 2021, 2020 and 2019, respectively. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the housing market deteriorates, we could experience higher charge-offs and delinquencies in this portfolio.

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

For the five-year period ended December 31, 2021, the Company has sold an aggregate of $470.7 million of residential mortgage loans on the secondary market.  As of December 31, 2021, the Company had no pending repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2021.

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

We are required by federal and state regulatory authorities to maintain specified levels of capital to support our operations.  We may need to raise additional capital to support our current level of assets or our growth.  Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  We cannot assure that we will be able to raise additional capital in the future on terms acceptable to us or at all.  If we cannot raise additional capital when needed, our ability to expand our operations through organic growth or acquisitions could be materially limited.  Additional information on the capital requirements applicable to the Bank may be found under the heading "Regulatory Capital" in Note 19 in Item 8.

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

At December 31, 2021, our gross deferred tax asset was $4.1 million. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

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

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In November 2020, the Financial Conduct Authority announced that it would continue to publish LIBOR rates through June 30, 2023.  It is unclear whether, or in what form, LIBOR will continue to exist after that date.  At this time, it appears that market consensus is building around using the Secured Overnight Financing Rate ("SOFR") as an acceptable alternative reference rate to LIBOR, though that remains to be determined.  SOFR may fail to gain market acceptance.  SOFR was developed for use in certain U.S. dollar derivatives and other financial contracts as an alternative to U.S. dollar LIBOR in part because it is considered to be a good representation of general funding conditions in the overnight U.S. Treasury repo market.  However, as a rate based on transactions secured by U.S. Treasury securities, it does not measure bank-specific credit risk and, as a result, is less likely to correlate with the unsecured short-term funding costs of banks.  This may mean that market participants would not consider SOFR to be a suitable substitute or successor for all of the purposes for which U.S. dollar LIBOR historically has been used, which may, in turn, lessen its market acceptance.

It is impossible to predict the effect of SOFR or any other alternative reference rate on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally.  Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings.  If LIBOR rates are no longer available, and we are required to implement alternative reference rates, such as SOFR, for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability of LIBOR to SOFR or another alternative reference rate, which could have an adverse effect on our results of operations.

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

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan.  Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan  49424.  Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured.  We own each of the facilities except those identified in the “Use” column as “(Leased facility)”.  Our facilities as of February 17, 2022, were as follows:

Location of Facility	Use
10753 Macatawa Drive, Holland	Main Branch, Administrative, and Loan Processing Offices
815 E. Main Street, Zeeland	Branch Office
116 Ottawa Avenue N.W., Grand Rapids	Branch Office (Leased facility, lease expires December 2025)
126 Ottawa Avenue N.W., Grand Rapids	Loan Center (Leased facility, lease expires December 2022)
141 E. 8th Street, Holland	Branch Office
489 Butternut Dr., Holland	Branch Office
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 – 136th Street, Hamilton	Branch Office (Leased facility, lease expires December 2022)
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
3191 – 44th Street, S.W., Grandville	Branch Office
2261 Byron Center Avenue S.W., Byron Center	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office
4590 Cascade Road, Grand Rapids	Branch Office
3177 Knapp Street, N.E., Grand Rapids	Branch Office
15135 Whittaker Way, Grand Haven	Branch Office
12415 Riley Street, Holland	Branch Office
2750 Walker N.W., Walker	Branch Office
1575 – 68th Street S.E., Grand Rapids	Branch Office
2820 – 10 Mile Road, Rockford	Branch Office
520 Baldwin Street, Jenison	Branch Office
2440 Burton Street, S.E., Grand Rapids	Branch Office
6330 28 th Street, S.E., Grand Rapids	Branch Office

ITEM 3:	Legal Proceedings.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol MCBC.  High and low closing prices (as reported on The Nasdaq Global Select Market) of our common stock for each quarter for the years ended December 31, 2021 and 2020 are set forth in the table below.
	2021			2020
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$10.66	$8.17	$0.08	$11.24	$6.01	$0.08
Second Quarter	10.15	8.74	0.08	8.48	6.15	0.08
Third Quarter	8.90	7.37	0.08	7.97	6.23	0.08
Fourth Quarter	9.08	7.96	0.08	8.75	6.45	0.08

Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the heading “Supervision and Regulation” and is here incorporated by reference.   Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

On February 17, 2022, there were approximately 740 owners of record and approximately 7,611 beneficial owners of our common stock.

Shareholder Return Performance Graph

The following graph shows the cumulative total shareholder return on an investment in the Company’s common stock compared to the Russell 2000 Index and the KBW Bank NASDAQ Index.  The comparison assumes a $100 investment on December 31, 2016 at the initial price of $10.41 per share (adjusted for all stock dividends and splits) and assumes that dividends are reinvested.  The comparisons in this table are set forth in response to Securities and Exchange Commission (SEC) disclosure requirements and therefore are not intended to forecast or be indicative of future performance of the common stock.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Macatawa Bank Corporation	100.00	97.89	96.33	114.49	89.65	97.96
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
KBW Bank NASDAQ	100.00	118.59	97.58	132.84	119.14	164.80

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the fourth quarter of 2021.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock surrendered for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share
Period
October 1 - October 31, 2021
Employee Transactions	—	—
November 1 - November 30, 2021
Employee Transactions	10,928	$8.80
December 1 - December 31, 2021
Employee Transactions	—	—
Total for Fourth Quarter ended December 31, 2021
Employee Transactions	10,928	$8.80

ITEM 6:	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Selected Financial Data.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, which is derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Financial Condition
Total assets	$2,928,751	$2,642,026	$2,068,770	$1,975,124	$1,890,232
Securities	553,066	316,300	307,969	297,320	306,547
Loans	1,108,993	1,429,331	1,385,627	1,405,658	1,320,309
Deposits	2,577,958	2,298,587	1,753,294	1,676,739	1,579,010
Long-term debt	—	20,619	20,619	41,238	41,238
Other borrowed funds	85,000	70,000	60,000	60,000	92,118
Shareholders' equity	254,005	239,843	217,469	190,853	172,986
Share Information*
Basic earnings (loss) per common share	$0.85	$0.88	$0.94	$0.78	$0.48
Diluted earnings (loss) per common share	0.85	0.88	0.94	0.78	0.48
Book value per common share	7.41	7.01	6.38	5.61	5.09
Dividends per common share	0.32	0.32	0.28	0.25	0.18
Dividend payout ratio	37.65%	36.36%	29.79%	32.05%	37.50%
Average dilutive common shares outstanding	34,202,179	34,120,275	34,056,200	34,018,554	33,952,872
Common shares outstanding at period end	34,259,945	34,197,519	34,103,542	34,045,411	33,972,977
Operations
Interest income	$58,634	$67,224	$75,942	$69,037	$57,676
Interest expense	2,565	5,687	12,455	9,411	5,732
Net interest income	56,069	61,537	63,487	59,626	51,944
Provision for loan losses	(2,050)	3,000	(450)	450	(1,350)
Net interest income after provision for loan losses	58,119	58,537	63,937	59,176	53,294
Total noninterest income	23,695	23,976	19,728	17,503	17,419
Total noninterest expense	46,090	45,725	44,224	44,329	43,688
Income before income tax	35,724	36,788	39,441	32,350	27,025
Federal income tax**	6,710	6,623	7,462	5,971	10,733
Net income attributable to common shares	29,014	30,165	31,979	26,379	16,292
Performance Ratios
Return on average equity	11.74%	13.19%	15.66%	14.69%	9.60%
Return on average assets	1.02	1.27	1.59	1.40	0.93
Yield on average interest-earning assets	2.19	3.00	4.04	3.91	3.59
Cost on average interest-bearing liabilities	0.15	0.38	0.94	0.76	0.51
Average net interest spread	2.04	2.62	3.10	3.15	3.08
Average net interest margin	2.09	2.75	3.38	3.38	3.24
Efficiency ratio	57.78	53.47	53.14	57.47	62.98
Capital Ratios
Period-end equity to total assets	8.67%	9.08%	10.51%	9.66%	9.15%
Average equity to average assets	8.71	9.62	10.17	9.51	9.69
Total risk-based capital ratio (consolidated)	18.32	18.29	15.78	15.54	14.99
Credit Quality Ratios
Allowance for loan losses to total loans	1.43%	1.22%	1.24%	1.20%	1.26%
Nonperforming assets to total assets	0.08	0.12	0.14	0.24	0.33
Nonaccrual loans to total loans	0.01	0.04	0.01	0.09	0.03
Allowance for loan losses to nonaccrual loans	17,270.65	3,266.04	8,472.91	1,293.18	4,202.53
Net charge-offs / (recoveries) to average loans	(0.04)	0.19	(0.06)	0.01	(0.08)

*Retroactively adjusted to reflect the effect of all stock splits and dividends

**2017 reflects the effect of "H.R.1", also known as the "Tax Cuts and Jobs Act", on the value of the Company's net deferred tax assets which increased federal income tax expense by $2,524,000.  2021, 2020, 2019 and 2018 reflect the effect of the reduced corporate tax rate from 35% to 21% under H.R.1 effective as of January 1, 2018.

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

RESULTS OF OPERATIONS

Summary: Net income was $29.0 million ($35.7 million on a pretax basis) for 2021, compared to $30.2 million ($36.8 million on a pretax basis) for 2020.  Earnings per common share on a diluted basis were $0.85 for 2021 and $0.88 for 2020.

Over the past several years, the improvement in our earnings has been the result of growth in revenue while expenses have been stable.  The pandemic and related economic programs impacted this dynamic.  We recognized a significant amount of fee income from PPP loans in 2021 and 2020, while net interest income was negatively impacted by a very low interest rate environment and our customers holding historically high deposit balances at the Bank.  The decrease in revenue in 2021 compared to 2020 was due primarily to a reduction in net interest income and a lower level of gains on sales of mortgage loans.  Our operating expenses were relatively flat from 2020 to 2021.  Net interest income decreased to $56.1 million in 2021 compared to $61.5 million in 2020.  Gains on sales of mortgage loans were $4.7 million in 2021 compared to $6.5 million in 2020.  Other categories of noninterest income were up $1.5 million in 2021, mostly offsetting the impact of lower gains on mortgage sales.  Total noninterest expense was $46.1 million in 2021 compared to $45.7 million in 2020.

We recorded a provision for loan losses benefit of $2.1 million in 2021 and a provision for loan losses expense of $3.0 million in 2020.  The provision taken in 2020 was driven by a $4.1 million charge-off taken in the second quarter of 2020 related to a single loan relationship with a movie theater business where the underlying assets were sold through bankruptcy proceedings.  The 2020 provision also included additional allocations provided to the portfolio for qualitative factors related to the COVID-19 pandemic.  The provisions, particularly in 2021, were favorably impacted by low levels of nonperforming loans, strong asset quality and the levels of net loan charge-offs to recoveries realized in recent periods.  These items are discussed more fully below.

Net Interest Income: Net interest income totaled $56.1 million during 2021 compared to $61.5 million during 2020.

The decrease in net interest income during 2021 compared to 2020 was due primarily to a reduction in yields on earning assets, particularly overnight deposits as the federal funds rate was decreased by 150 basis points in March 2020 in response to the COVID-19 pandemic and maintained at near zero levels throughout 2021.  Average yields on securities, interest earning assets and net interest margin are presented on a fully taxable equivalent basis.  Our net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin") was 2.09% for the year ended December 31, 2021 and 2.75% for the year ended December 31, 2020.

The yield on earning assets decreased 81 basis points from 3.00% for 2020 to 2.19% for 2021.  The decrease from 2020 to 2021 was generally due to an increase of $644.6 million in average federal funds sold while the average short-term interest rates earned on these deposits remained near zero throughout 2021.  Our margin in recent years has been negatively impacted by our decision to hold significant balances in liquid and short-term investments.

Net interest income for 2021 decreased $5.5 million compared to 2020.  Of this decrease, $6.7 million was due to changes in the volume of average interest earning assets and interest bearing liabilities, partially offset by an increase of $1.2 million from changes in rates earned or paid.  The largest changes came in commercial loan interest income which decreased by $5.1 million in 2021.  Of the $5.1 million decrease in interest income on commercial loans, $6.8 million was due to decreases in average balances, driven by forgiveness of PPP loans, partially offset by $1.7 million due to increases in rates earned from accelerated amortization of PPP fees upon forgiveness.

Average interest earning assets totaled $2.70 billion for 2021 compared to $2.25 billion in 2020.  Increases of $644.6 million in average short-term investment balances partially offset by $240.5 million in decreases in average loan balances from 2020 to 2021 were the primary drivers of the increase in total average interest earning assets.  Yield on commercial loans (excluding PPP loans) decreased from 4.01% in 2020 to 3.72% in 2021.  Yield on PPP loans was 5.79% in 2021 and 3.32% in 2020.  The yield on PPP loans for 2021 was elevated as remaining deferred fees are recognized upon forgiveness.  Yield on residential mortgage loans decreased from 3.66% in 2020 to 3.41% in 2021, while yield on consumer loans decreased from 4.32% in 2020 to 4.05% in 2021.  The decreases in yields on commercial loans and consumer loans, in particular, were the result of the predominance of loans in these categories with variable rates of interest tied to prime and LIBOR which decreased significantly in 2020 and remained low throughout 2021.

Our net interest margin for 2021 was positively impacted from a 23 basis point decrease in our cost of funds from 0.38% for 2020 to 0.15% for 2021. Average interest bearing liabilities increased from $1.47 billion in 2020 to $1.69 billion in 2021.  Decreases in the rates paid on certain deposit account types in response to market rate declines were the primary cause of the decrease in our cost of funds.  Also impacting cost of funds for 2021 was the redemption of the remaining $20.0 million trust preferred securities on July 7, 2021.  While our funding costs have decreased, the yields on our interest earning assets decreased to a larger extent, causing net interest income and net interest margin to decrease from 2020 to 2021.

In 2022, we expect that net interest margin will continue to be pressured by our higher levels of short-term investment balances.  However, potentially offsetting this dynamic is the asset-sensitive profile of our balance sheet which should cause improvement in net interest income should market interest rates rise.

The following table shows an analysis of net interest margin for the years ended December 31, 2021 and 2020 (dollars in thousands).

	For the years ended December 31,
	2021			2020
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$210,513	$3,283	1.56%	$184,089	$3,700	2.01%
Tax-exempt securities (1)	152,459	3,056	2.58	131,992	3,412	3.33
Commercial loans (2)	898,257	42,168	3.72	1,015,946	41,289	4.01
PPP loans (3)	170,410	1,707	5.79	228,047	7,681	3.32
Residential mortgage loans	132,472	4,521	3.41	183,715	6,728	3.66
Consumer loans	55,940	2,268	4.05	69,854	3,019	4.32
Federal Home Loan Bank stock	11,558	211	1.80	11,558	427	3.63
Federal funds sold and other short-term investments	1,067,237	1,420	0.13	422,649	968	0.23
Total interest earning assets (1)	2,698,846	58,634	2.19	2,247,850	67,224	3.00

Noninterest earning assets:
Cash and due from banks	34,740			30,917
Other	103,041			97,756
Total assets	$2,836,627			$2,376,523

Liabilities
Deposits:
Interest bearing demand	$681,411	$166	0.03%	$535,922	$409	0.08%
Savings and money market accounts	822,235	246	0.03	715,135	1,110	0.16
Time deposits	101,353	503	0.49	134,199	1,969	1.47
Borrowings:
Other borrowed funds	74,246	1,331	1.77	69,017	1,429	2.04
Long-term debt	10,564	319	2.98	20,619	770	3.67
Total interest bearing liabilities	1,689,809	2,565	0.15	1,474,892	5,687	0.38

Noninterest bearing liabilities:
Noninterest bearing demand accounts	885,838			659,387
Other noninterest bearing liabilities	13,905			13,551
Shareholders' equity	247,075			228,693
Total liabilities and shareholders' equity	$2,836,627			$2,376,523

Net interest income		$56,069			$61,537

Net interest spread (1)			2.04%			2.62%
Net interest margin (1)			2.09%			2.75%
Ratio of average interest earning assets to average interest bearing liabilities	159.71%			152.41%

(1)	Yields are presented on a tax equivalent basis using a 21% tax rate.
(2)
Loan fees of  $1.1 million and $852,000 for 2021 and 2020, respectively, are included in interest income.  Includes average nonaccrual loans of approximately $431,000 and $2.2 million for 2021 and 2020, respectively.  Excludes PPP loans.

(3)	Includes loan fees of $8.3 million and $5.4 million for the twelve months ended December 31, 2021 and 2020, respectively.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For the years ended December 31,
	2021 vs 2020 Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands)
Interest income
Taxable securities	$485	$(902)	$(417)
Tax-exempt securities	658	(1,014)	(356)
Commercial loans, excluding PPP loans	(4,571)	(2,842)	(7,413)
PPP loans	(2,268)	4,586	2,318
Residential mortgage loans	(1,774)	(433)	(2,207)
Consumer loans	(573)	(178)	(751)
Federal Home Loan Bank stock	—	(216)	(216)
Federal funds sold and other short-term investments	974	(522)	452
Total interest income	(7,069)	(1,521)	(8,590)

Interest expense
Interest bearing demand	$89	$(332)	$(243)
Savings and money market accounts	145	(1,009)	(864)
Time deposits	(396)	(1,070)	(1,466)
Other borrowed funds	101	(199)	(98)
Long-term debt	(324)	(127)	(451)
Total interest expense	(385)	(2,737)	(3,122)
Net interest income	$(6,684)	$1,216	$(5,468)

Provision for Loan Losses: The provision for loan losses for 2021 was a benefit of $2.1 million compared to expense of $3.0 million for 2020. The provision for loan losses for 2020 was impacted by additional qualitative adjustments made to provide for estimated losses associated with the COVID-19 pandemic as well as a $4.1 million charge-off taken in June 2020 related to a single loan relationship with a movie theater business for which the underlying assets were sold through bankruptcy proceedings.  No other loans of this industry type remain in our portfolio.  This was partially offset by continued strong asset quality metrics and loan portfolio contraction.  In 2021, economic conditions improved allowing for a partial reduction in the additional qualitative adjustments made in 2020.  This contributed to the level of the benefit recorded in 2021.  In addition, specific reserves on impaired loans decreased by $646,000 from $1.2 million at December 31, 2020 to $565,000 at December 31, 2021.  When excluding PPP loans, which are 100% guaranteed by the SBA, total loans decreased by $133.2 million from December 31, 2020 to December 31, 2021.  Net loan recoveries were $531,000 in 2021 compared to net loan chargeoffs of $2.8 million in 2020.

Our overall weighted average commercial loan grade has been below 4.00 for the past several years.  Our weighted average commercial loan grade was 3.60 at December 31, 2021 and 3.71 at December 31, 2020.

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

Noninterest Income: Noninterest income totaled $23.7 million in 2021 compared to $24.0 million in 2020.  The components of noninterest income are shown in the table below (in thousands):

	2021	2020
Service charges and fees on deposit accounts	$4,446	$4,030
Net gains on mortgage loans	4,691	6,477
Trust fees	4,331	3,758
ATM and debit card fees	6,505	5,699
Bank owned life insurance (“BOLI”) income	1,033	874
Investment services fees	1,505	1,535
Other income	1,184	1,603
Total noninterest income	$23,695	$23,976

Net gains on sales of mortgage loans decreased $1.8 million from 2020 to 2021 due to higher sales volumes in 2020.   Net gains on mortgage loans included gains on the sale of real estate mortgage loans in the secondary market.  We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.

A summary of gain on sales of loans and related loan volume was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Gain on sales of loans	$4,691	$6,477

Real estate mortgage loans originated for sale	$124,287	$156,410
Real estate mortgage loans sold	132,993	160,759
Net gain on the sale of mortgage loans as a percent of real estate mortgage loans sold ("Loan sale margin")	3.53%	4.03%

As demonstrated in the table above, volume of mortgage loans originated for sale, while elevated, was down in 2021 compared to 2020.  The low rate environment in the past two years has significantly impacted mortgage sale production volume.  As long-term market interest rates impacting mortgage rates began to rise in the latter half of 2021, mortgage production slowed and resulting gains declined.

Deposit service charges were up $416,000, primarily driven by growth in treasury management fee income charged to our commercial customers and, to a lesser extent, growth in overdraft fee income.  The improvement in treasury management fee income was a result of success in growing the number of business and municipal customers using these services in the last two years.  Overdraft fees are driven by customer spending behavior and this activity tracked with the overall effect of government shutdowns on the economy, particularly in the second quarter of 2020, which was most impacted by the COVID-19 response.  The stimulus checks sent by the federal government also helped our customers keep their accounts from overdrawing.  As the economy began to normalize and customers used the economic impact payments, customer spending behavior began to return to normal.

Trust service revenue increased $573,000 in 2021.   This increase was due partially to improvements in market valuations of assets on which fees are assessed, but also due to success in growing our customer base in both personal trust and retirement plan services.

ATM and debit card processing income increased $806,000 in 2021 to $6.5 million compared to $5.7 million in 2020.  This increase reflected an increase in usage from customers compared to 2020 when COVID-19 restrictions were implemented. By the end of 2020 and throughout 2021, the volume had rebounded to above average levels reflecting customer preference for this payment alternative.  There was overall growth in the number of debit and ATM card customers and promotional efforts to increase volume in these low cost transaction alternatives continue to be successful.

We did not sell any securities in 2021 or 2020.  We continually review our securities portfolio and will dispose of securities that pose higher than desired credit or market risk, or as warranted from overall portfolio maintenance or asset-liability management.

Investment services fees decreased $30,000 in 2021.  The fees in 2020 were elevated due to the sale of a business by one of our customers with proceeds being invested in an annuity.

Earnings from bank owned life insurance increased by $159,000 in 2021 compared to 2020 due to the general performance of the underlying investments and the purchase of an additional $10.0 million of bank owned life insurance in the second quarter of 2021.

Other income, excluding investment services, was down by $419,000 in 2021 due largely to fees collected on customer back-to-back interest rate swaps.  These fees were $8,000 in 2021 compared to $420,000 in 2020.

Noninterest Expense: Noninterest expense was $46.1 million in 2021 and $45.7 million in 2020.  The slight increase in total noninterest expense reflected our active management of controllable costs.  The components of noninterest expense are shown in the table below (in thousands):

	2021	2020
Salaries and benefits	$25,216	$25,530
Occupancy of premises	3,986	3,955
Furniture and equipment	3,940	3,678
Legal and professional	1,042	1,104
Marketing and promotion	723	891
Data processing	3,456	3,357
FDIC assessment	749	400
Interchange and other card expense	1,517	1,406
Bond and D&O insurance	448	418
Net losses on repossessed and foreclosed properties	23	19
Administration and disposition of problem assets	22	96
Outside services	1,922	1,792
Other noninterest expense	3,046	3,079
Total noninterest expense	$46,090	$45,725

Salaries and benefits expense was the largest component of noninterest expense and was $25.2 million in 2021 and $25.5 million in 2020.  The decrease in 2021 was primarily driven by a decrease in variable compensation tied to lower mortgage loan production in 2021, lower medical insurance costs resulting from lower claims experience in 2021 and lower 401k matching costs as we reduced our matching percentage for 2021 to 100% of the first 2% of salary contributions.  This was increased back to normal level beginning January 1, 2022 at 100% of the first 3% and 50% of the next 2% of salary contributions.  The table below identifies the primary components of salaries and benefits (in thousands):

	2021	2020
Salaries and other compensation	22,611	22,545
Salary deferral from commercial loans	(1,062)	(1,159)
Bonus	1,121	1,067
Mortgage production - variable comp	1,049	1,202
401k matching contributions	412	628
Medical insurance costs	1,085	1,247
Total salaries and benefits	$25,216	$25,530

Costs associated with nonperforming assets remained at low levels, totaling $45,000 in 2021 and $115,000 in 2020.  These costs included legal costs, repossessed and foreclosed property administration expense and losses (gains) on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense included survey and appraisal, property maintenance and management and other disposition and carrying costs. Net (gains) losses on repossessed and foreclosed properties included both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	2021	2020
Legal and professional – nonperforming assets	$19	$58
Repossessed and foreclosed property administration	3	38
Net losses on repossessed and foreclosed properties	23	19
Total	$45	$115

During 2021, we did not add any other real estate properties and sold $170,000 of other real estate and repossessed assets, allowing for another reduction in our year-end balance, bringing it from $2.5 million at December 31, 2020 to $2.3 million at December 31, 2021.  In 2020, we did not add any other real estate properties and sold $192,000 of other real estate.

FDIC assessment expense increased to $749,000 in 2021 compared to $400,000 in 2020 primarily due to our asset growth and assessment credits applied during 2020.  Assessment credits of $266,000 were applied in 2019, leaving approximately $172,000 in assessment credits which were fully utilized in 2020.  There were no assessment credits applied in 2021.  Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading "Supervision and Regulation."

Occupancy expense increased by $31,000 in 2021 primarily due to an increase in snow removal and building maintenance, partially offset by depreciation of our buildings.  Furniture and equipment expense increased by $262,000 in 2021 primarily due to an increase in equipment service contracts and software, partially offset by a decrease in equipment repairs.

Data processing expenses were $3.5 million in 2021 and $3.4 million in 2020.  Increases in data processing for our systems and card programs in 2021 and costs associated with our conversion to a new online banking service in 2020 were the primary reasons for the increase in 2021.

Federal Income Tax Expense: We recorded federal income tax expense of $6.7 million in 2021 and $6.6 million in 2020.  Our effective tax rate was 18.78% for 2021 and 18.00% for 2020.  In the fourth quarter of 2020, we received the final distribution of a partnership interest we had acquired in a loan settlement.  This removed the uncertainty regarding our realization of the related deferred tax asset and, as such, the $92,000 valuation allowance we had established at December 31, 2018 was reversed at December 31, 2020.

FINANCIAL CONDITION

Summary:   Total assets were $2.93 billion at December 31, 2021, an increase of $286.7 million from $2.64 billion at December 31, 2020. This change reflected increases of $368.1 million in cash and cash equivalents,  $179.2 million in securities available for sale, $57.5 million in securities held to maturity, and $10.0 million in bank owned life insurance, offset by decreases of $320.3 million in our loan portfolio, $4.0 million in loans held for sale, $2.0 million in other assets, $1.5 million in accrued interest receivable, $1.4 million in premises and equipment, and $193,000 in other real estate owned. Total deposits increased by $279.4 million and other borrowed funds and long-term debt were down by $5.6 million at December 31, 2021 compared to December 31, 2020.

Total shareholders’ equity increased by $14.2 million from December 31, 2020 to December 31, 2021.  Shareholders’ equity was increased by $29.0 million of net income in 2021, partially offset by cash dividends of $10.9 million, or $0.32 per share.  Shareholders’ equity also decreased by $4.5 million in 2021 as a result of a swing in accumulated other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2021 and 2020, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $1.15 billion at December 31, 2021 compared to $783.7 million at December 31, 2020. This $368.1 million increase was primarily the result of an inflow of balances from our deposit customers due to federal stimulus distributions and our customers' uncertainty related to the COVID-19 pandemic.

Securities: Securities available for sale ("AFS") were $416.1 million at December 31, 2021 compared to $236.8 million at December 31, 2020. The balance at December 31, 2021 primarily consisted of U.S. Treasury and agency securities, agency mortgage backed securities and various municipal investments. The growth in securities AFS was the result of increased purchase activity to accelerate the strategic deployment of excess liquid funds caused by our robust deposit growth.  Investment purchases were focused on short-term high quality securities consistent with our existing portfolio.  Our held to maturity ("HTM") portfolio increased from $79.5 million at December 31, 2020 to $137.0 million at December 31, 2021.  Our HTM portfolio is comprised of state aid notes and locally sourced municipal and commercial bonds.  The commercial bond component of this category declined by $2.9 million in 2021.  These bonds represent financing provided to some of our non-profit commercial customers who qualified for borrowing on a tax-exempt basis.  The municipal bond component of this category increased by $60.4 million as we seized opportunities to deploy excess liquid funds in local, high quality, private placement municipal bonds with short durations.

Portfolio Loans and Asset Quality: Total portfolio loans decreased by $320.3 million to $1.11 billion at December 31, 2021 compared to $1.43 billion at December 31, 2020. During 2021, our commercial portfolio decreased by $281.2 million, while our residential mortgage portfolio decreased by $31.7 million and our consumer portfolio decreased by $7.4 million.  The SBA created the Paycheck Protection Program to provide an efficient means to provide funding for small businesses to maintain payroll and operations during the COVID-19 pandemic.  We were an active participant in this program and originated a total of 1,738 loans totaling $346.7 million in 2020 and a total of 1,000 loans totaling $128.1 million in 2021.  Borrowers who use the funds from their PPP loans to maintain payroll and for certain fixed expenses such as rent, occupancy, etc. are eligible to have 100% of their loans forgiven by the SBA.  Through December 31, 2020, we had received disbursement of $113.5 million from the SBA for approved forgiveness applications.  In 2021, we received disbursement of $318.4 million from the SBA for approved forgiveness applications, leaving $41.9 million in remaining balance of PPP loans at December 31, 2021, compared to $229.1 million at December 31, 2020.

The volume of residential mortgage loans originated for sale in 2021 decreased  compared to 2020 as mortgage interest rates began to rise in late 2021, slowing down refinancing activity. Residential mortgage loans originated for sale were $124.3 million in 2021 compared to $156.4 million in 2020.

We experienced year over year decline in commercial loans in 2021 after experiencing growth in commercial loan balances for the previous three years.  Commercial loans grew $16.0 million in 2019, $119.6 million in 2020 and decreased $281.2 million in 2021.  As discussed previously, most of the growth in 2020 and decline in 2021 was attributable to PPP loan activity.  We plan for measured, high quality loan portfolio growth in 2022.

Commercial and commercial real estate loans remained our largest loan segment and accounted for 84.4% of the total loan portfolio at December 31, 2021 and 85.2% at December 31, 2020. Residential mortgage and consumer loans comprised 15.6% of total loans at December 31, 2021 and 14.8% at December 31, 2020.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	December 31, 2021		December 31, 2020
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$4,862	0.4%	$8,549	0.6%
Unsecured to residential developers	5,000	0	—	—
Vacant and unimproved	36,240	3.3	47,122	3.3
Commercial development	171	—	857	—
Residential improved	100,077	9.0	114,392	8.0
Commercial improved	259,039	23.4	266,006	18.6
Manufacturing and industrial	110,712	10.0	115,247	8.1
Total commercial real estate	516,101	46.5	552,173	38.6
Commercial and industrial, excluding PPP	378,318	34.1	436,331	30.5
Paycheck Protection Program (PPP)	41,939	3.8	229,079	16.0
Total commercial	936,358	84.4	1,217,583	85.2

Consumer
Residential mortgage	117,800	10.7	149,556	10.5
Unsecured	210	—	161	—
Home equity	51,269	4.6	57,975	4.0
Other secured	3,356	0.3	4,056	0.3
Total consumer	172,635	15.6	211,748	14.8
Total loans	$1,108,993	100.0%	$1,429,331	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans decreased $36.1 million since December 31, 2020 and accounted for 46.5% of our total loan portfolio at year-end 2021 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our overall commercial and industrial loan portfolio, including PPP, decreased by $245.1 million to $420.3 million at December 31, 2021 and represented 37.9% of our total loan portfolio.  As discussed above, this decrease includes $187.1 million net reduction in outstanding balances on PPP loans, due to SBA forgiveness.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 10.7% of portfolio loans at December 31, 2021 and 10.5% at December 31, 2020.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value, adjustable rate loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during 2021 decreased from 2020 as interest rates increased in 2021 and demand for refinancings declined as many potential borrowers have recently refinanced in the extended low interest rate environment.  In addition, customer preference drove more production in loan product types we sell on the secondary market (i.e. fixed-rate long-term mortgages).  As of December 31, 2021, the Company had no repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2021.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $7.4 million to $54.8 million at December 31, 2021 from $62.2 million at December 31, 2020 primarily due to a decrease in home equity loans.  Consumer loans comprised approximately 4.9% of our portfolio loans at December 31, 2021 and 4.3% at December 31, 2020.

The following table shows our loan origination activity for portfolio loans during 2021 and 2020, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Year ended December 31, 2021			Year ended December 31, 2020
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$7,620	1.4%	$423	$3,664	0.5%	$193
Unsecured to residential developers	—	—	—	170	—	170
Vacant and unimproved	18,762	3.3	1,173	23,956	3.3	2,178
Commercial development	—	—	—	—	—	—
Residential improved	101,492	17.9	634	58,633	8.0	381
Commercial improved	71,486	12.6	1,191	53,748	7.4	1,344
Manufacturing and industrial	25,827	4.6	922	21,110	2.9	571
Total commercial real estate	225,187	39.8	799	161,281	22.1	616
Commercial and industrial, excluding PPP	110,667	19.5	838	142,993	19.5	866
PPP loans	128,473	22.7	128	346,276	47.4	199
Total commercial	464,327	82.0	327	650,550	89.0	301

Consumer
Residential mortgage	48,930	8.6	314	36,605	5.0	300
Unsecured	—	—	—	49	—	16
Home equity	51,270	9.1	125	42,088	5.8	118
Other secured	1,567	0.3	23	1,560	0.2	18
Total consumer	101,767	18.0	161	80,302	11.0	141
Total loans	$566,094	100.0%	275	$730,852	100.0%	268

The table above demonstrates that our loan origination activity in 2021 was lower than in 2020, but was significantly impacted by PPP loan originations in 2020.  Excluding PPP, we had higher loan originations in 2021 than 2020.  We believe the increased origination activity (excluding PPP activity) is primarily the result of increased business activity occurring in our marketplace as uncertainty over economic  conditions with the COVID-19 pandemic subsides.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At December 31, 2021, nonperforming assets totaled $2.4 million compared to $3.1 million at December 31, 2020. There were no additions to other real estate owned in 2021 or in 2020.  Based on the loans currently in their redemption period, we expect there to be few additions to other real estate owned in 2022.  Proceeds from sales of foreclosed and repossessed properties were $170,000 in 2021, resulting in a net realized loss on sale of $20,000.  Proceeds from sales of foreclosed properties were $192,000 in 2020 resulting in a net realized gain on sale of $13,000.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of December 31, 2021, nonperforming loans totaled $92,000, or 0.01% of total portfolio loans, compared to $533,000, or 0.04% of total portfolio loans, at December 31, 2020.

Nonperforming loans at December 31, 2021 consisted of $5,000 of commercial real estate loans secured by various types of non-residential real estate, $1,000 of commercial and industrial loans and $86,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $2.3 million at December 31, 2021 and $2.5 million at December 31, 2020. Of this balance at December 31, 2021, there was 1 commercial real estate property totaling approximately $2.3 million.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At December 31, 2021, our foreclosed asset portfolio had a weighted average age held in portfolio of 9.77 years. Below is a breakout of our foreclosed asset portfolio at December 31, 2021 and 2020 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	December 31, 2021			December 31, 2020
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$—	—%	—%	$—	—%	—%
Residential Lot	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—
Vacant Land	—	—	—	67	72.0	78.2
Residential Development	—	—	—	127	15.3	49.4
Commercial Office	—	—	—	—	—	—
Commercial Industrial	—	—	—	—	—	—
Commercial Improved	2,343	—	—	2,343	—	—
	$2,343	—	—	$2,537	7.1	12.5

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	December 31,
	2021	2020	2019	2018	2017
Nonaccrual loans	$91	$533	$203	$1,303	$395
Loans 90 days or more delinquent and still accruing	1	—	—	1	—
Total nonperforming loans (NPLs)	92	533	203	1,304	395
Foreclosed assets	2,343	2,537	2,748	3,380	5,767
Repossessed assets	—	—	—	—	11
Total nonperforming assets (NPAs)	$2,435	$3,070	$2,951	$4,684	$6,173

NPLs to total loans	0.01%	0.04%	0.01%	0.09%	0.03%
NPAs to total assets	0.08%	0.12%	0.14%	0.24%	0.33%
The following table shows the breakout of our troubled debt restructurings (“TDRs”) between performing and nonperforming at December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021			December 31, 2020
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$4,497	$3,024	$7,521	$4,959	$4,049	$9,008
Nonperforming TDRs (1)	5	—	5	437	—	437
Total TDRs	$4,502	$3,024	$7,526	$5,396	$4,049	$9,445

(1)	Included in nonperforming asset table above

The following table further shows the composition of our TDRs over the past five years (dollars in thousands):

	December 31,
	2021	2020	2019	2018	2017
Commercial and industrial TDRs	$3,375	$3,957	$5,797	$6,502	$6,403
Commercial real estate TDRs	1,127	1,439	2,770	3,305	7,332
Consumer TDRs	3,024	4,049	5,140	6,346	8,345
Total TDRs	$7,526	$9,445	$13,707	$16,153	$22,080

We had a total of $7.5 million and $9.4 million of loans whose terms have been modified in TDRs as of December 31, 2021 and 2020, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.

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

In March 2020, guidance issued by the federal banking agencies in consultation with FASB and the Coronavirus Aid, Relief and Economic Security ("CARES") Act collectively specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.  Through December 31, 2021, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million. As of December 31, 2021, all of these modifications had expired and the loans were performing in accordance with their contractual payment terms.

Allowance for loan losses: Determining the appropriate level of the allowance for loan losses is highly subjective.  Timely identification of risk rating changes within the commercial loan portfolio is key to our process of establishing an appropriate allowance balance.  The internal risk rating system is discussed below.

The allowance for loan losses at December 31, 2021 was $15.9 million, a decrease of $1.5 million, compared to $17.4 million at December 31, 2020.  The balance of the allowance for loan losses was 1.43% of total portfolio loans at December 31, 2021 compared to 1.22% of total portfolio loans at December 31, 2020.  The ratio at December 31, 2021 and 2020 was impacted by $41.9 million and $229.1 million of remaining PPP loans, respectively.  The ratio excluding these loans was 1.49% and 1.45% at December 31, 2021 and 2020.  The allowance for loan losses to nonperforming loan coverage ratio remained high at 17,271% at December 31, 2021 compared to 3,266% at December 31, 2020.

The following is a summary of certain key ratios regarding allowance activity and coverage.

	December 31
	2021	2020
Ratios:
Net charge-offs (recoveries) to average loans outstanding - Total	(0.04)%	0.19%
Net charge-offs (recoveries) to average loans outstanding - Commercial Loans	(0.05)%	0.23%
Net charge-offs (recoveries) to average loans outstanding - Residential Mortgage Loans	(0.01)%	(-0.02)%
Net charge-offs (recoveries) to average loans outstanding - Consumer Loans	0.05%	(-0.01)%
Nonaccrual loans to loans outstanding at year-end	0.01%	0.04%
Allowance for loan losses to loans outstanding at year-end	1.43%	1.22%
Allowance for loan losses to nonaccrual loans at year-end	17,640%	3,266%
Allowance for loan losses to nonperforming loans at year-end	17,271%	3,266%

The continued low level of net charge-offs over the last several years has had a significant effect on the historical loss component of our allowance for loan losses computation.

The table below shows the changes in these metrics over the past five years:

(Dollars in millions)	2021	2020	2019	2018	2017
Commercial loans	$936.4	$1,217.6	$1,098.0	$1,082.1	$1,007.1
Nonperforming loans	0.1	0.5	0.2	1.3	0.4
Other real estate owned and repo assets	2.3	2.5	2.7	3.4	5.8
Total nonperforming assets	2.4	3.0	3.0	4.7	6.2
Net charge-offs (recoveries)	(0.5)	2.8	(0.8)	0.2	(1.0)
Total delinquencies	0.1	0.6	0.4	0.9	1.0

Nonperforming loans have been low over the past several years.   At December 31, 2021, we have had net loan recoveries in twenty-six of the past twenty-eight quarters.  Perhaps even more importantly, our total delinquencies 30 days and greater have continued to be minimal, and were just $129,000 at December 31, 2021.

The provision for loan losses was a benefit of $2.1 million for 2021 compared to an expense of $3.0 million for 2020.  The provision in each period was impacted by the levels of nonperforming loans and net charge-off/recovery experience.  The 2020 provision was also impacted by a $4.1 million charge-off on a single commercial loan relationship.  We had net recoveries in 2021 totaling $531,000 compared to net charge-offs of $2.8 million in 2020.  The ratio of net charge-offs / (recoveries) to average loans was (0.04%) for 2021 compared to 0.19% for 2020.

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

Impaired loans decreased $3.1 million, or 29%, to $7.5 million at December 31, 2021 compared to $10.6 million at December 31, 2020.   The specific allowance for impaired loans decreased $645,000 to $565,000, or 7.5% of total impaired loans, at December 31, 2021 compared to $1.2 million, or 11.4% of total impaired loans, at December 31, 2020.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month (6 quarter) actual net charge-off history as the base for our computation for commercial loans.  The 18 month period ended December 31, 2021 reflected net recoveries for most of our loan pools.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  We also considered the extended period of improved asset quality in assessing the overall qualitative component.

We also have considered the effect of COVID-19 on our loan borrowers and our local economy.  While significant stimulus and mitigation efforts were expected to soften the impact, we believed a downgrade to our economic qualitative factor was appropriate and we added 7 basis points to this qualitative factor at March 31, 2020. Additional allocations were provided in the second, third and fourth quarters of 2020.  In the first quarter of 2021, this factor was decreased by 2 basis points in recognition of improved economic conditions but additional allocations were made to other factors for a net increase of 8 basis points in the quarter. In the second quarter 2021, we added 20 basis points to our consumer loan portfolio qualitative factors to address the risk that economic impact payments may be masking consumer delinquency and default.  We maintained these qualitative factors in the third and fourth quarters of 2021.  Reflecting improvement in our local economy, in the fourth quarter of 2021 we reduced the overall economic qualitative factor by 6 basis points.

Considering the change in our qualitative factors and changes in our commercial loan portfolio balances, the general commercial loan allowance decreased $821,000 to $12.9 million at December 31, 2021 compared to $13.8 million at December 31, 2020.  The qualitative component of our allowance allocated to commercial loans was $12.9 million at December 31, 2021, down from $13.7 million at December 31, 2020.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.4 million at December 31, 2021 compared to $2.4 million at December 31, 2020.

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

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.

	December 31,
	2021		2020
(Dollars in thousands)	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans
Commercial and commercial real estate	$13,256	84%	$14,650	85%
Residential mortgage	1,836	11	1,996	11
Consumer	797	5	762	4
Total	$15,889	100%	$17,408	100%

The components of the allowance for loan losses were as follows:

	December 31,
	2021		2020
(Dollars in thousands)	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount
Commercial and commercial real estate:
Impaired with allowance recorded	$3,215	$327	$5,593	$900
Impaired with no allowance recorded	1,287	—	977	—
Loss allocation factor on non-impaired loans	931,856	12,929	1,211,013	13,750
	936,358	13,256	1,217,583	14,650
Residential mortgage and consumer:
Reserves on troubled debt restructurings	3,024	238	4,049	310
Loss allocation factor	169,611	2,395	207,699	2,448
Total	$1,108,993	$15,889	$1,429,331	$17,408

With the exception of certain TDRs, impaired commercial loans at December 31, 2021 were classified as substandard or worse per our internal risk rating system.  $2.7 million of residential mortgage TDRs were associated with programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures.  These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  Also included in this category are certain consumer home equity loans that were restructured maturing home equity lines of credit that did not qualify for traditional term financing.  We have been actively working with our customers to reduce the risk of foreclosure using these programs.  Additional information regarding impaired loans at December 31, 2021 and 2020 may be found in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

Our weighted average loan grade was 3.67 at December 31, 2019, 3.71 at December 31, 2020 and 3.60 at December 31, 2021.  The decrease of $1.4 million in reserves on commercial loans for 2021 was due to a $573,000 decrease in specific reserves on impaired loans and a $821,000  decrease in the loss allocation factor on non-impaired loans at December 31, 2021.

Of the $15.9 million allowance at December 31, 2021, 4% related to specific allocations on impaired loans, 81% related to formula allowance on commercial loans and 15% related to general allocations for homogeneous loans.  Of the $17.4 million allowance at December 31, 2020,   7% related to specific allocations on impaired loans, 79% related to formula allowance on commercial loans and 14% related to general allocations for homogeneous loans.  Of the $15.3 million total formula based allowance for loan loss allocations at December 31, 2021, $15.3 million is from general/environmental allocations and $70,000 was driven from historical experience.  Of the $16.2 million total formula based allowance for loan loss allocations at December 31, 2020, $16.1 million is from general/environmental allocations and $56,000 is driven from historical experience.    The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address the elevated levels of substandard, impaired and nonperforming loans may be found in this Item 7 of this  report under the heading "Portfolio Loans and Asset Quality" above and in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

Certain industry sectors will be more negatively impacted than others by the economic effects of COVID-19 and governmental action.  For example, businesses that thrive on large masses of people assembling in close proximity, such as hospitality, restaurants and sporting events will likely incur longer lasting negative effects than other industries.  We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (31%), followed by Manufacturing (14%) and Retail Trade (10%).

The table below breaks down our commercial loan portfolio by industry type at December 31, 2021 and identifies the percentage of loans in each type that have a pass rating within our grading system (4 or better) and criticized rating (5 or worse) (dollars in thousands):

	December 31, 2021
	Excluding PPP	PPP Loans	Total	Percent of Total Loans	Percent Grade 4 or Better	Percent Grade 5 or Worse
Industry:
Agricultural Products	$39,563	$202	$39,765	4.25%	92.54%	7.46%
Mining and Oil Extraction	1,232	—	1,232	0.13%	94.07%	5.93%
Utilities	—	—	—	0.00%	0.00%	0.00%
Construction	66,864	6,169	73,033	7.80%	97.53%	2.47%
Manufacturing	122,668	10,975	133,643	14.27%	97.73%	2.27%
Wholesale Trade	60,600	342	60,942	6.51%	100.00%	0.00%
Retail Trade	91,611	2,351	93,962	10.03%	99.91%	0.09%
Transportation and Warehousing	47,493	789	48,282	5.16%	98.20%	1.80%
Information	712	261	973	0.10%	31.86%	68.14%
Finance and Insurance	30,770	125	30,895	3.30%	100.00%	0.00%
Real Estate and Rental and Leasing	285,358	682	286,040	30.55%	99.91%	0.09%
Professional, Scientific and Technical Services	7,585	1,495	9,080	0.97%	97.56%	2.44%
Management of Companies and Enterprises	2,099	—	2,099	0.22%	100.00%	0.00%
Administrative and Support Services	16,201	1,510	17,711	1.89%	99.42%	0.58%
Education Services	2,939	352	3,291	0.35%	97.42%	2.58%
Health Care and Social Assistance	40,225	10,617	50,842	5.43%	100.00%	0.00%
Arts, Entertainment and Recreation	6,419	359	6,778	0.72%	95.31%	4.69%
Accommodations and Food Services	40,465	3,785	44,250	4.73%	85.82%	14.18%
Other Services	31,565	1,925	33,490	3.58%	99.47%	0.53%
Public Administration	—	—	—	0.00%	0.00%	0.00%
Private Households	50	—	50	0.01%	100.00%	0.00%
Total commercial loans	$894,419	$41,939	$936,358	100.00%	98.19%	1.81%

Accommodations and Food Services in the table above includes our loans to restaurants and hotels.  We have reviewed each relationship in this industry group and have determined based upon their nature of operations and our loan structure that we believe our loss exposure is limited.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of December 31, 2021, there can be no assurance that all losses have been identified or that the allowance is sufficient.

Premises and Equipment:   Premises and equipment totaled $41.8 million at December 31, 2021 compared to $43.3 million at December 31, 2020 as capital additions were more than offset by depreciation of current facilities during 2021.

Bank owned life insurance (BOLI):   The Bank has purchased life insurance policies on certain officers.  BOLI is recorded at its currently realizable cash surrender value and totaled $52.5 million at December 31, 2021 compared to $42.5 million at December 31, 2020.  The Bank purchased an additional $10.0 million of BOLI in the second quarter of 2021.

Deposits and Other Borrowings: Total deposits increased $279.4 million to $2.58 billion at December 31, 2021, as compared to $2.30 billion at December 31, 2020.  The majority of the increase in deposits in both 2020 and 2021 can be attributed to fiscal stimulus provided by the federal government in response to the COVID-19 pandemic. The stimulus funds ultimately increased the deposit balances of our retail, commercial and municipal customers.   Noninterest checking account balances increased $76.7 million in 2021.  Interest bearing demand account balances increased $93.7 million and savings and money market account balances increased $122.8 million in 2021 while our certificates of deposits (primarily short-term) decreased by $13.8 million in 2021.  We believe our success in maintaining and increasing the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 34% of total deposits at December 31, 2021 compared to 35% of total deposits at December 31, 2020.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, money market and savings accounts, comprised 62% of total deposits at December 31, 2021 and 60% at December 31, 2020. Time accounts as a percentage of total deposits were 3% at December 31, 2021 and 5% at December 31, 2020.

Borrowed funds totaled $85.0 million at December 31, 2021 comprised of $85.0 million in Federal Home Loan Bank advances.  Borrowed funds totaled $90.6 million at December 31, 2020 including $70.0 million of Federal Home Loan Bank advances and $20.6 million in long-term debt associated with trust preferred securities.  The $5.6 million decrease in borrowed funds in 2021 was due to the addition of a single $25.0 million putable advance with the Federal Home Loan Bank executed in the third quarter 2021 after a $10 million advance maturity in the second quarter of 2021, partially offset by the redemption of our remaining trust preferred securities.  The $25 million advance carried an interest rate of just 0.01%. The FHLB exercised its put option and it was repaid as required on January 21, 2022.

At December 31, 2020, the Company had outstanding $20.0 million aggregate liquidation amount of pooled trust preferred securities (“TRUPs”) issued through its wholly-owned subsidiary grantor trust, Macatawa Statutory Trust II (issued $20.0 million aggregate liquidation amount with a floating interest rate of three-month LIBOR plus 2.75%).  On July 7, 2021, the Company redeemed all of the long-term debt associated with trust preferred securities.  At December 31, 2021, the Company had no remaining trust preferred securities outstanding.

Information regarding our off-balance sheet commitments may be found in Item 8 of this report in Note 17 to the Consolidated Financial Statements.

CAPITAL RESOURCES

Total shareholders’ equity increased by $14.2 million from December 31, 2020 to December 31, 2021.  Shareholders’ equity was increased by $29.0 million of net income in 2021, partially offset by cash dividends of $10.9 million, or $0.32 per share.  Shareholders’ equity decreased by $4.5 million in 2021 as a result of a swing in accumulated other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2021, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Our regulatory capital ratios (on a consolidated basis) continue to significantly exceed the levels required to be categorized as “well capitalized” according to the requirements specified by the rules implementing Basel III.

The following table shows our regulatory capital ratios (on a consolidated basis) for the past three years.

	December 31,
	2021	2020	2019
Total capital to risk weighted assets	18.3%	18.3%	15.8%
Common Equity Tier 1 to risk weighted assets	17.2	15.8	13.5
Tier 1 capital to risk weighted assets	17.2	17.1	14.7
Tier 1 capital to average assets	8.7	9.9	11.5

Our Board of Directors declared quarterly cash dividends to common shareholders beginning with the first quarter of 2014, and each subsequent quarter in 2014 through 2021.  The declaration and payment of future dividends to common shareholders will be considered by the Board of Directors in its discretion and will depend on a number of factors, including our financial condition and anticipated profitability.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

Macatawa Bank:

The Bank was categorized as "well capitalized" at December 31, 2021 and 2020 according to the requirements specified by the rules implementing Basel III.  The following table shows the Bank’s regulatory capital ratios for the past three years.

	December 31,
	2021	2020	2019
Average equity to average assets	8.8%	10.2%	11.8%
Total capital to risk weighted assets	17.8	17.8	15.3
Common Equity Tier 1 to risk weighted assets	16.7	16.7	14.3
Tier 1 capital to risk weighted assets	16.7	16.7	14.3
Tier 1 capital to average assets	8.4	9.6	11.2

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

We maintain a non-core funding dependency ratio below our peer group average and have had no brokered deposits on our balance sheet since before December 2012.  At December 31, 2021, the Bank held $1.13 billion of federal funds sold and other short-term investments as well as $411.2 million of unpledged securities available for sale.  In addition, the Bank’s available borrowing capacity from correspondent banks was approximately $225.4 million as of December 31, 2021.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At December 31, 2021, we had a total of $677.9 million in unused lines of credit, $128.6 million in unfunded loan commitments and $10.1 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2020, the Bank paid dividends to the Company totaling $11.7 million.  In the same period, the Company paid dividends to its shareholders totaling $10.9 million.   In 2021, the Bank paid dividends to the Company totaling $33.1 million.  In the same period, the Company paid dividends to its shareholders totaling $10.9 million.  The Company retained the remaining balance in each period for general corporate purposes.  At December 31, 2021, the Bank had a retained earnings balance of $83.1 million.

During 2021 and 2020, the Company received payments from the Bank totaling $8.0 million and $5.8 million, respectively, representing the Bank’s intercompany tax liability for the 2021 and 2020 tax years, respectively, in accordance with the Company’s tax allocation agreement.

The Company’s cash balance at December 31, 2021 was $7.8 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2021.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2021, we had gross deferred tax assets of $4.1 million and gross deferred tax liabilities of $1.9 million resulting in a net deferred tax asset of $2.2 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  With the positive results in 2021 and positive future projections, we concluded at December 31, 2021 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

Our balance sheet has sensitivity, in various categories of assets and liabilities, to changes in prevailing rates in the U.S. for the federal funds rate, prime rate, mortgage rates, U.S. Treasury rates and various money market indexes. Our asset/liability management process aids us in providing liquidity while maintaining a balance between interest earning assets and interest bearing liabilities.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of December 31, 2021 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$325,982	2.35%	$53,933	15.89%
Interest rates up 100 basis points	324,004	1.73	50,076	7.60
No change	318,498	—	46,539	—
Interest rates down 100 basis points	287,371	(9.77)	45,681	(1.84)
Interest rates down 200 basis points	287,519	(9.73)	45,339	(2.58)

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

Shareholders and Board of Directors
Macatawa Bank Corporation
Holland, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 17, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – General Reserve
As described in Notes 1 and 3 to the Company’s consolidated financial statements, the Company has a gross loan balance of $1.1 billion and related allowance for loan losses (“allowance”) balance of $15.9 million at December 31, 2021. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors. The calculation of this qualitative general reserve adjustment involves estimates and assumptions by management based on the qualitative environmental factors.

We identified the estimation of the qualitative general reserve adjustment as a critical audit matter. Management’s assumptions related to the qualitative environmental factors, which are used to adjust the quantitative historical losses (both upwards and downwards), are highly subjective and could have a significant impact on the allowance. Auditing these assumptions involves especially challenging and subjective auditor judgment.
The primary procedures we performed to address this critical audit matter included:
•
Testing the design and operating effectiveness of internal controls over the data used by management to assess certain qualitative factors and their effect on the estimation of inherent losses within the loan portfolio.

•
Evaluating the reliability of the data and assumptions used by management to support their assessment of the qualitative factors by vouching to internal and external sources, including considerations of contradictory evidence.

•	Evaluating the reasonableness of management’s conclusion on the qualitative assessment and the resulting adjustment to the allowance.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2010.

Grand Rapids, Michigan
February 17, 2022

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(Dollars in thousands)

	2021	2020
ASSETS
Cash and due from banks	$23,669	$31,480
Federal funds sold and other short-term investments	1,128,119	752,256
Cash and cash equivalents	1,151,788	783,736
Securities available for sale, at fair value	416,063	236,832
Securities held to maturity (fair value 2021 - $139,272 and 2020 - $83,246)	137,003	79,468
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	1,407	5,422
Total loans	1,108,993	1,429,331
Allowance for loan losses	(15,889)	(17,408)
Net loans	1,093,104	1,411,923
Premises and equipment – net	41,773	43,254
Accrued interest receivable	4,088	5,625
Bank-owned life insurance (BOLI)	52,468	42,516
Other real estate owned - net	2,343	2,537
Net deferred tax asset	2,163	2,059
Other assets	14,993	17,096
Total assets	$2,928,751	$2,642,026

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$886,115	$809,437
Interest-bearing	1,691,843	1,489,150
Total deposits	2,577,958	2,298,587
Other borrowed funds	85,000	70,000
Long-term debt	—	20,619
Accrued expenses and other liabilities	11,788	12,977
Total liabilities	2,674,746	2,402,183

Commitments and Contingencies

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 34,259,945 and 34,197,519 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	219,082	218,528
Retained earnings	35,220	17,101
Accumulated other comprehensive income (loss)	(297)	4,214
Total shareholders' equity	254,005	239,843
Total liabilities and shareholders' equity	$2,928,751	$2,642,026

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2021 and 2020
(Dollars in thousands, except per share data)

	2021	2020
Interest income
Loans, including fees	$50,664	$58,717
Securities
Taxable	3,283	3,700
Tax-exempt	3,056	3,412
FHLB Stock	211	427
Federal funds sold and other short-term investments	1,420	968
Total interest income	58,634	67,224
Interest expense
Deposits	915	3,488
Other borrowings	1,331	1,429
Long-term debt	319	770
Total interest expense	2,565	5,687
Net interest income	56,069	61,537
Provision for loan losses	(2,050)	3,000
Net interest income after provision for loan losses	58,119	58,537
Noninterest income
Service charges and fees	4,446	4,030
Net gains on mortgage loans	4,691	6,477
Trust fees	4,331	3,758
ATM and debit card fees	6,505	5,699
BOLI income	1,033	874
Other	2,689	3,138
Total noninterest income	23,695	23,976
Noninterest expense
Salaries and benefits	25,216	25,530
Occupancy of premises	3,986	3,955
Furniture and equipment	3,940	3,678
Legal and professional	1,042	1,104
Marketing and promotion	723	891
Data processing	3,456	3,357
FDIC assessment	749	400
Interchange and other card expense	1,517	1,406
Bond and D&O Insurance	448	418
Net losses on repossessed and foreclosed properties	23	19
Administration and disposition of problem assets	22	96
Other	4,968	4,871
Total noninterest expenses	46,090	45,725
Income before income tax	35,724	36,788
Income tax expense	6,710	6,623
Net income	$29,014	$30,165
Basic earnings per common share	$0.85	$0.88
Diluted earnings per common share	$0.85	$0.88
Cash dividends per common share	$0.32	$0.32

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2021 and 2020
(Dollars in thousands)

	2021	2020
Net income	$29,014	$30,165

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	(5,710)	3,380
Tax effect	1,199	(710)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(4,511)	2,670

Less: reclassification adjustments:
Reclassification for gains included in net income	—	—
Tax effect	—	—
Reclassification for gains included in net income, net of tax	—	—

Other comprehensive income (loss), net of tax	(4,511)	2,670
Comprehensive income	$24,503	$32,835

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2021 and 2020
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2020	$218,109	$(2,184)	$1,544	$217,469

Net income	—	30,165	—	30,165
Cash dividends at $0.32 per share	—	(10,880)	—	(10,880)
Repurchase of 11,280 shares for taxes withheld on vested restricted stock	(86)	—	—	(86)
Net change in unrealized gain on securities available for sale, net of tax	—	—	2,670	2,670
Stock compensation expense	505	—	—	505
Balance, December 31, 2020	$218,528	$17,101	$4,214	$239,843

Net income	—	29,014	—	29,014
Cash dividends at $0.32 per share	—	(10,895)	—	(10,895)
Repurchase of 14,787 shares for taxes withheld on vested restricted stock	(130)	—	—	(130)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	(4,511)	(4,511)
Stock compensation expense	684	—	—	684
Balance, December 31, 2021	$219,082	$35,220	$(297)	$254,005

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2021 and 2020
(Dollars in thousands)

	2021	2020
Cash flows from operating activities
Net income	$29,014	$30,165
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	2,724	2,621
Stock compensation expense	684	505
Provision for loan losses	(2,050)	3,000
Origination of loans for sale	(124,287)	(156,410)
Proceeds from sales of loans originated for sale	132,993	160,759
Net gains on mortgage loans	(4,691)	(6,477)
Write-down of other real estate	4	32
Net (gain) loss on sales of other real estate	20	(13)
Deferred income tax (benefit) expense	1,095	(603)
Deferred tax asset valuation allowance change	—	(92)
Change in accrued interest receivable and other assets	3,640	(7,780)
Earnings in bank-owned life insurance	(1,033)	(874)
Change in accrued expenses and other liabilities	(2,189)	5,742
Net cash from operating activities	35,924	30,575

Cash flows from investing activities
Loan originations and payments, net	320,869	(46,496)
Purchases of securities available for sale	(263,766)	(138,492)
Purchases of securities held to maturity	(83,316)	(29,745)
Purchase of bank-owned life insurance	(10,000)	—
Proceeds from:
Maturities and calls of securities	64,984	111,261
Principal paydowns on securities	40,545	41,938
Sales of other real estate	170	192
Proceeds from payout of bank-owned insurance claim	908	—
Additions to premises and equipment	(993)	(2,274)
Net cash from investing activities	69,401	(63,616)

Cash flows from financing activities
Change in deposits	279,371	545,293
Repayments and maturities of other borrowed funds	(30,619)	—
Proceeds from other borrowed funds	25,000	10,000
Cash dividends paid	(10,895)	(10,880)
Repurchase of shares for taxes withheld on vested restricted stock	(130)	(86)
Net cash from financing activities	262,727	544,327
Net change in cash and cash equivalents	368,052	511,286
Cash and cash equivalents at beginning of period	783,736	272,450
Cash and cash equivalents at end of period	$1,151,788	$783,736

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2021 and 2020
(Dollars in thousands)

	2021	2020
Supplemental cash flow information
Interest paid	$2,735	$5,963
Income taxes paid	5,650	5,315
Supplemental noncash disclosures:
Transfers from loans to other real estate	—	—
Security settlement	1,000	10,153

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

The Company previously owned all of the common securities of Macatawa Statutory Trust II.  This was a grantor trust that issued trust preferred securities and is discussed in Note 11.  Under generally accepted accounting principles, this trust is not consolidated into the financial statements of the Company. On July 7, 2021, the Company redeemed the $20.0 million outstanding trust preferred securities and $619,000 common securities associated with Macatawa Statutory Trust II.

Recent Events:   In response to the COVID-19 pandemic, federal state and local governments have taken and continue to take actions designed to mitigate the effect on public health and to address the economic impact from the virus. The effects of COVID-19 and its related variants, such as Omicron and Delta, could, among other risks, result in a material increase in requests from the Company’s customers for loan deferrals, modifications to the terms of loans, or other borrower accommodations; have a material adverse impact on the financial condition of the Company’s customers, potentially impacting their ability to make payments to the Company as scheduled driving an increase in delinquencies and loan losses; result in additional material provision for loan losses; result in a decreased demand for the Company’s loans; or negatively impact the Company’s ability to access capital on attractive terms or at all.  Those effects could have a material adverse impact on the Company’s and its customers’ business, financial condition, and results of operations.

In March 2020, guidance issued by the federal banking agencies in consultation with FASB and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act collectively specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.  Through December 31, 2021, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  As of December 31, 2021, all of these modifications had expired and the loans had returned to their contractual payment terms.

The Bank was a participating lender in the Small Business Administration's (“SBA”) Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Fees generated based on the origination of PPP loans are deferred and amortized into interest income over the contractual period of 24 months or 60 months, as applicable. Upon SBA forgiveness, unamortized fees are then recognized into interest income.

In 2020:
•	The Bank originated 1,738 PPP loans totaling $346.7 million in principal.
•	Fees generated totaled $10.0 million.
•	765 PPP loans totaling $113.5 million were forgiven.
•	Total net fees of $5.4 million were recognized.

In 2021:
•	The Bank originated 1,000 PPP loans totaling $128.1 million in principal.
•	Fees generated totaled $5.6 million.
•	1,722 PPP loans totaling $318.4 million were forgiven.
•	Total net fees of $8.3 million were recognized.

As of December 31, 2021, 240 PPP loans totaling $43.2 million in principal remained outstanding and total net fees of $1.3 million remained unrecognized.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk:  Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above. Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets. Commercial real estate loans are the largest concentration, comprising 47% of total loans at December 31, 2021. Commercial and industrial loans total 37%, while residential real estate and consumer loans make up the remaining 16%.  Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $0 and $0 at December 31, 2021 and 2020, respectively, was required to meet regulatory reserve and clearing requirements.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management has determined that no OTTI charges were necessary during 2021 and 2020.

Federal Home Loan Bank (FHLB) Stock:  The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment.  Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value.  Management has determined that there was no impairment of FHLB stock during 2021 and 2020.  Both cash and stock dividends are reported as income.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  As of December 31, 2021 and 2020, these loans had a net unrealized gain of $51,000 and $295,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold servicing released; therefore no mortgage servicing right assets are established.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans.  At December 31, 2021 and 2020, an 18 month (six quarter) annualized historical loss experience was used for commercial loans and a 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, competition, increasing interest rates, external factors and other considerations.

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
December 31, 2021 and 2020

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

Long-term Assets:  Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  The Company had no impairment of long term assets in 2021 or 2020.

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

Changes in the fair values of these interest rate lock and mortgage backed security and forward commitment derivatives are included in net gains on mortgage loans. The fair value of interest rate lock commitments was $25,000 and $103,000 at December 31, 2021 and 2020, respectively. The net fair value of mortgage backed security derivatives was approximately $(13,000) and $(233,000) at December 31, 2021 and 2020, respectively.

Revenue From Contracts With Customers:  The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("Topic 606").  Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) it satisfies a performance obligation.  No revenue has been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company's primary sources of revenue are derived from interest and dividends earned on loans, securities and other financial instruments that are not within the scope of Topic 606.  The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary.

The Company generally satisfies its performance obligations on contracts with customers as services are rendered, and the transaction prices are typically fixed and charged either on a periodic basis (generally monthly) or based on activity.  Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Interest Income: The Company’s largest source of revenue is interest income which is primarily recognized on an accrual basis based on contractual terms written into loans and investment contracts.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Noninterest Revenue:  The Company derives the majority of its noninterest revenue from: (1) service charges for deposit related services, (2) gains related to mortgage loan sales, (3) trust fees and (4) debit and credit card interchange income.  Most of these services are transaction based and revenue is recognized as the related service is provided.

Derivatives:  Certain of the Bank's commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At December 31, 2021, the total notional amount of such agreements was $140.7 million and resulted in a derivative asset with a fair value of $3.3 million which was included in other assets and a derivative liability of $3.3 million which was included in other liabilities.  At December 31, 2020, the total notional amount of such agreements was $156.4 million and resulted in a derivative asset with a fair value of $4.2 million which was included in other assets and a derivative liability of $4.2 million which was included in other liabilities.

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
December 31, 2021 and 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Newly Issued Not Yet Effective Standards:
FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. ASU No. 2019-10 Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) – Effective Dates updated the effective date of this ASU for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022. The Company selected a software vendor for applying this new ASU and implemented the software in 2018.  The Company went live with this software beginning in January 2019 for its monthly incurred loss computations and began modeling the new current expected credit loss model assumptions to the allowance for loan losses computation.  In the periods since, the Company modeled the various methods prescribed in the ASU against the Company’s identified loan segments.  The Company anticipates continuing to run parallel computations as it continues to evaluate the impact of adoption of the new standard.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 2 – SECURITIES

The amortized cost and fair value of securities were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for Sale:
U.S. Treasury and federal agency securities	$208,153	$215	$(1,523)	$206,845
U.S. Agency MBS and CMOs	87,343	416	(962)	86,797
Tax-exempt state and municipal bonds	36,298	1,258	—	37,556
Taxable state and municipal bonds	79,394	812	(645)	79,561
Corporate bonds and other debt securities	5,251	63	(10)	5,304
	$416,439	$2,764	$(3,140)	$416,063
Held to Maturity
Tax-exempt state and municipal bonds	$137,003	$2,484	$(215)	$139,272

December 31, 2020
Available for Sale:
U.S. Treasury and federal agency securities	$63,993	$287	$(170)	$64,110
U.S. Agency MBS and CMOs	63,652	1,376	(45)	64,983
Tax-exempt state and municipal bonds	43,739	1,903	—	45,642
Taxable state and municipal bonds	55,383	1,801	(7)	57,177
Corporate bonds and other debt securities	4,731	189	—	4,920
	$231,498	$5,556	$(222)	$236,832
Held to Maturity
Tax-exempt state and municipal bonds	$79,468	$3,778	$—	$83,246

There were no sales of securities available for sale during the years ended December 31, 2021 and 2020.

Contractual maturities of debt securities at December 31, 2021 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$27,809	$27,922	$22,020	$22,215
Due from one to five years	74,909	75,515	196,934	197,967
Due from five to ten years	17,390	18,338	112,128	111,133
Due after ten years	16,895	17,497	85,357	84,748
	$137,003	$139,272	$416,439	$416,063

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2021 and 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
U.S. Treasury and federal agency securities	$77,066	$(955)	$18,432	$(568)	$95,498	$(1,523)
U.S. Agency MBS and CMOs	52,254	(830)	4,190	(132)	56,444	(962)
Tax-exempt state and municipal bonds	—	—	—	—	—	—
Taxable state and municipal bonds	37,648	(638)	498	(7)	38,146	(645)
Corporate bonds and other debt securities	1,352	(10)	—	—	1,352	(10)
Total	$168,320	$(2,433)	$23,120	$(707)	$191,440	$(3,140)

Held to Maturity:
Tax-exempt state and municipal bonds	$61,166	$(215)	$—	$—	$61,166	$(215)

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
U.S. Treasury and federal agency securities	$22,830	$(170)	$—	$—	$22,830	$(170)
U.S. Agency MBS and CMOs	9,299	(45)	—	—	9,299	(45)
Tax-exempt state and municipal bonds	—	—	—	—	—	—
Taxable state and municipal bonds	2,336	(7)	—	—	2,336	(7)
Corporate bonds and other debt securities	—	—	—	—	—	—
Total	$34,465	$(222)	$—	$—	$34,465	$(222)

Held to Maturity:
Tax-exempt state and municipal bonds	$—	$—	$—	$—	$—	$—

Other-Than-Temporary-Impairment

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At December 31, 2021, 127 securities available for sale with fair values totaling $191.4 million had unrealized losses totaling $3.1 million. At December 31, 2020, 21 securities available for sale with fair values totaling $34.5 million had unrealized losses totaling $222,000. At December 31, 2021, 9 securities held to maturity with fair values totaling $61.2 million had unrealized losses totaling $215,000. There were no securities held to maturity with unrealized losses at December 31, 2020.  Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost.  Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during 2021 and 2020.

On January 1, 2022, the Company transferred all of its US Treasury securities from available for sale to held to maturity.  These securities had an amortized cost of $123.5 million and an unrealized gain of $113,000 at the date of transfer.  The transfer was made at fair value, with the unrealized gain becoming part of purchase premium which will be amortized over the remaining life of the securities.  The other comprehensive income component is separated from the remaining available for sale securities and is amortized over the remaining life of the securities transferred.  Management has the ability and intent to hold these securities until they mature, at which time the Company will receive full value for the securities.

Securities with a carrying value of approximately $4.9 million and $6.1 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at December 31, 2021 and 2020, respectively.

The Company also has an investment in a fund that invests in projects qualifying for Community Reinvestment Act credit.  As an equity investment, accounting standards require this $1.5 million investment be carried at fair value and reported in other assets at December 31, 2021 and 2020.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 3 – LOANS

Portfolio loans were as follows at year end (dollars in thousands):

	2021	2020
Commercial and industrial
Commercial and industrial, excluding PPP	$378,318	$436,331
PPP	41,939	229,079
Total commercial and industrial	420,257	665,410

Commercial real estate:
Residential developed	4,862	8,549
Unsecured to residential developers	5,000	—
Vacant and unimproved	36,240	47,122
Commercial development	171	857
Residential improved	100,077	114,392
Commercial improved	259,039	266,006
Manufacturing and industrial	110,712	115,247
Total commercial real estate	516,101	552,173

Consumer
Residential mortgage	117,800	149,556
Unsecured	210	161
Home equity	51,269	57,975
Other secured	3,356	4,056
Total consumer	172,635	211,748

Total loans	1,108,993	1,429,331
Allowance for loan losses	(15,889)	(17,408)
	$1,093,104	$1,411,923

The totals above are shown net of deferred fees and costs.  Deferred fees on loans totaled $2.6 million and $5.2 million at December 31, 2021 and 2020, respectively.  Deferred costs on loans totaled $1.3 million and $1.3 million at December 31, 2021 and 2020, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2021 and 2020 (dollars in thousands):

2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,632	$7,999	$2,758	$19	$17,408
Charge-offs	—	—	(124)	—	(124)
Recoveries	331	208	116	—	655
Provision for loan losses	(1,787)	(156)	(117)	10	(2,050)
Ending Balance	$5,176	$8,051	$2,633	$29	$15,889

2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,658	$6,521	$3,009	$12	$17,200
Charge-offs	(1,192)	(2,957)	(119)	—	(4,268)
Recoveries	148	1,172	156	—	1,476
Provision for loan losses	18	3,263	(288)	7	3,000
Ending Balance	$6,632	$7,999	$2,758	$19	$17,408

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

December 31, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$303	$24	$238	$—	$565
Collectively evaluated for impairment	4,873	8,027	2,395	29	15,324
Total ending allowance balance	$5,176	$8,051	$2,633	$29	$15,889

Loans:
Individually reviewed for impairment	$3,375	$1,127	$3,024	$—	$7,526
Collectively evaluated for impairment	416,882	514,974	169,611	—	1,101,467
Total ending loans balance	$420,257	$516,101	$172,635	$—	$1,108,993

December 31, 2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$587	$313	$310	$—	$1,210
Collectively evaluated for impairment	6,045	7,686	2,448	19	16,198
Total ending allowance balance	$6,632	$7,999	$2,758	$19	$17,408

Loans:
Individually reviewed for impairment	$3,957	$2,613	$4,049	$—	$10,619
Collectively evaluated for impairment	661,453	549,560	207,699	—	1,418,712
Total ending loans balance	$665,410	$552,173	$211,748	$—	$1,429,331

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2021 (dollars in thousands):

December 31, 2021	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$669	$669	$—

Commercial real estate:
Residential improved	41	41	—
Commercial improved	577	577	—
	618	618	—
Consumer	—	—	—
Total with no related allowance recorded	$1,287	$1,287	$—

With an allowance recorded:
Commercial and industrial	$2,706	$2,706	$303

Commercial real estate:
Residential developed	—	—	—
Commercial improved	318	318	14
Manufacturing and industrial	191	191	10
	509	509	24
Consumer:
Residential mortgage	2,726	2,726	214
Unsecured	64	64	5
Home equity	234	234	19
Other secured	—	—	—
	3,024	3,024	238
Total with an allowance recorded	$6,239	$6,239	$565
Total	$7,526	$7,526	$565

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the years ended December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Average of impaired loans during the period:
Commercial and industrial	$1,927	$4,187

Commercial real estate:
Residential developed	11	71
Vacant and unimproved	—	—
Residential improved	45	186
Commercial improved	1,605	3,855
Manufacturing and industrial	148	326

Consumer	2,731	4,543

Interest income recognized during impairment:
Commercial and industrial	429	430
Commercial real estate	91	221
Consumer	120	187

Cash-basis interest income recognized
Commercial and industrial	437	448
Commercial real estate	91	252
Consumer	123	184

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2021 and 2020 (dollars in thousands):

December 31, 2021	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—

Commercial real estate:
Residential improved	5	—
Commercial improved	—	—
	5	—
Consumer:
Residential mortgage	86	—
	86	—
Total	$91	$—

December 31, 2020	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—

Commercial real estate:
Residential improved	87	—
Commercial improved	351	—
	438	—
Consumer:
Residential mortgage	95	—
	95	—
Total	$533	$—

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2021 by class of loans (dollars in thousands):

December 31, 2021	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$39	$1	$40	$420,217	$420,257

Commercial real estate:
Residential developed	—	—	—	4,862	4,862
Unsecured to residential developers	—	—	—	5,000	5,000
Vacant and unimproved	—	—	—	36,240	36,240
Commercial development	—	—	—	171	171
Residential improved	—	5	5	100,072	100,077
Commercial improved	—	—	—	259,039	259,039
Manufacturing and industrial	—	—	—	110,712	110,712
	—	5	5	516,096	516,101
Consumer:
Residential mortgage	—	84	84	117,716	117,800
Unsecured	—	—	—	210	210
Home equity	—	—	—	51,269	51,269
Other secured	—	—	—	3,356	3,356
	—	84	84	172,551	172,635
Total	$39	$90	$129	$1,108,864	$1,108,993

The following table presents the aging of the recorded investment in past due loans as of December 31, 2020 by class of loans (dollars in thousands):

December 31, 2020	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$45	$—	$45	$665,365	$665,410

Commercial real estate:
Residential developed	—	—	—	8,549	8,549
Vacant and unimproved	—	—	—	47,122	47,122
Commercial development	—	—	—	857	857
Residential improved	—	87	87	114,305	114,392
Commercial improved	353	—	353	265,653	266,006
Manufacturing and industrial	—	—	—	115,247	115,247
	353	87	440	551,733	552,173
Consumer:
Residential mortgage	—	94	94	149,462	149,556
Unsecured	—	—	—	161	161
Home equity	—	—	—	57,975	57,975
Other secured	2	—	2	4,054	4,056
	2	94	96	211,652	211,748
Total	$400	$181	$581	$1,428,750	$1,429,331

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 3 – LOANS (Continued)

The Company had allocated $565,000 and $1,210,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2021 and 2020, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding TDRs as of December 31, 2021 and 2020 (dollars in thousands):

	2021		2020
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	4	$3,375	7	$3,957
Commercial real estate	6	1,127	9	1,439
Consumer	44	3,024	60	4,049
	54	$7,526	76	$9,445

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 3 – LOANS (Continued)

In March 2020, guidance issued by the federal banking agencies in consultation with FASB and the Coronavirus Aid, Relief and Economic Security ("CARES") Act collectively specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs. Through December 31, 2021, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million. As of December 31, 2021, all of these modifications had expired and the loans had returned to their contractual payment terms.

The following table presents information related to accruing TDRs as of December 31, 2021 and 2020. The table presents the amount of accruing TDRs that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	4,552	5,479
Accruing TDR - upgraded to accruing after six consecutive payments	2,968	3,529
	$7,520	$9,008

The following tables present information regarding troubled debt restructurings executed during the years ended December 31, 2021 and 2020 (dollars in thousands):

	2021			2020
	Number of Loans	Pre-TDR Balance	Writedown Upon TDR	Number of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer	—	—	—	3	59	—
	—	$—	$—	3	$59	$—

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

Payment defaults on TDRs have been minimal and during the twelve months ended December 31, 2021 and 2020 the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 3 – LOANS (Continued)

At year end, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

December 31, 2021	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$56,979	$19,300	$110,877	$227,087	$2,700	$3,314	$—	$—	$420,257

Commercial real estate:
Residential developed	—	—	—	4,862	—	—	—	—	4,862
Unsecured to residential developers	—	—	—	5,000	—	—	—	—	5,000
Vacant and unimproved	—	1,763	13,492	20,985	—	—	—	—	36,240
Commercial development	—	—	171	—	—	—	—	—	171
Residential improved	—	—	24,450	75,503	119	—	5	—	100,077
Commercial improved	—	15,115	71,211	165,268	7,127	318	—	—	259,039
Manufacturing & industrial	—	—	41,757	65,601	3,354	—	—	—	110,712
	$56,979	$36,178	$261,958	$564,306	$13,300	$3,632	$5	$—	$936,358

December 31, 2020	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$244,079	$14,896	$111,611	$276,728	$13,957	$4,139	$—	$—	$665,410

Commercial real estate:
Residential developed	—	—	—	8,549	—	—	—	—	8,549
Vacant and unimproved	—	3,473	9,427	32,751	1,471	—	—	—	47,122
Commercial development	—	—	302	555	—	—	—	—	857
Residential improved	—	—	23,706	90,372	227	—	87	—	114,392
Commercial improved	—	6,328	58,483	192,030	7,641	1,174	350	—	266,006
Manufacturing & industrial	—	—	31,451	80,075	3,721	—	—	—	115,247
	$244,079	$24,697	$234,980	$681,060	$27,017	$5,313	$437	$—	$1,217,583

Commercial loans rated a 6, 7 or 8 per the Company’s internal risk rating system are considered substandard, doubtful or loss, respectively.

Commercial loans classified as substandard or worse were as follows at year-end (dollars in thousands):

	2021	2020
Not classified as impaired	$233	$591
Classified as impaired	3,404	5,159
Total commercial loans classified substandard or worse	$3,637	$5,750

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in consumer loans based on payment activity as of December 31, 2021 and 2020 (dollars in thousands):

December 31, 2021	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$117,716	$210	$51,269	$3,356
Nonperforming	84	—	—	—
Total	$117,800	$210	$51,269	$3,356

NOTE 3 – LOANS (Continued)

December 31, 2020	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$149,462	$161	$57,975	$4,056
Nonperforming	94	—	—	—
Total	$149,556	$161	$57,975	$4,056

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	2021	2020
Beginning balance	$2,731	$3,112
Additions, transfers from loans	—	—
Proceeds from sales of other real estate owned and repossessed assets	(170)	(192)
Valuation allowance reversal upon sale	(172)	(202)
Gain (loss) on sales of other real estate owned and repossessed assets	(20)	13
	2,369	2,731
Less: valuation allowance	(26)	(194)
Ending balance	$2,343	$2,537

Activity in the valuation allowance was as follows (dollars in thousands):

	2021	2020
Beginning balance	$194	$364
Additions charged to expense	4	32
Reversals upon sale	(172)	(202)
Ending balance	$26	$194

At December 31, 2021, the balance of other real estate owned included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $0.

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

Impaired Loans: Loans identified as impaired are measured using one of three methods: the loan’s observable market price, the fair value of collateral or the present value of expected future cash flows.  For each period presented, no impaired loans were measured using the loan’s observable market price.  If an impaired loan has had a charge-off or if the fair value of the collateral is less than the recorded investment in the loan, we establish a specific reserve and report the loan as nonrecurring Level 3.  The fair value of collateral of impaired loans is generally based on recent real estate appraisals, less costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 5 – FAIR VALUE (Continued)

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Available for sale securities
U.S. Treasury and federal agency securities	$206,845	$—	$206,845	$—
U.S. Agency MBS and CMOs	86,797	—	86,797	—
Tax-exempt state and municipal bonds	37,556	—	37,556	—
Taxable state and municipal bonds	79,561	—	79,561	—
Corporate bonds and other debt securities	5,304	—	5,304	—
Other equity securities	1,470	—	1,470	—
Loans held for sale	1,407	—	1,407	—
Interest rate swaps	3,277	—	—	3,277
Interest rate swaps	(3,277)	—	—	(3,277)

December 31, 2020
Available for sale securities
U.S. Treasury and federal agency securities	$64,110	$—	$64,110	$—
U.S. Agency MBS and CMOs	64,983	—	64,983	—
Tax-exempt state and municipal bonds	45,642	—	45,642	—
Taxable state and municipal bonds	57,177	—	57,177	—
Corporate bonds and other debt securities	4,920	—	4,920	—
Other equity securities	1,513	—	1,513	—
Loans held for sale	5,422	—	5,422	—
Interest rate swaps	4,217	—	—	4,217
Interest rate swaps	(4,217)	—	—	(4,217)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Impaired loans	$2,903	$—	$—	$2,903

December 31, 2020
Impaired loans	$4,686	$—	$—	$4,686
Other real estate owned	194	—	—	194

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at year end (dollars in thousands).

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2021
Impaired loans	$2,903	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2020
Impaired loans	$4,686	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	194	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at year end (dollars in thousands).

		2021		2020
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$23,669	$23,669	$31,480	$31,480
Federal funds sold and other short-term investments	Level 1	1,128,119	1,128,119	752,256	752,256
Securities held to maturity	Level 3	137,003	139,272	79,468	83,246
FHLB stock	Level 3	11,558	11,558	11,558	11,558
Loans, net	Level 2	1,090,201	1,106,324	1,407,236	1,448,874
Bank owned life insurance	Level 3	52,468	52,468	42,516	42,516
Accrued interest receivable	Level 2	4,088	4,088	5,625	5,625

Financial liabilities
Deposits	Level 2	(2,577,958)	(2,577,885)	(2,298,587)	(2,298,867)
Other borrowed funds	Level 2	(85,000)	(86,322)	(70,000)	(73,010)
Long-term debt	Level 2	—	—	(20,619)	(18,011)
Accrued interest payable	Level 2	(72)	(72)	(242)	(242)

Off-balance sheet credit-related items
Loan commitments		—	—	—	—

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable, demand deposits, short-term borrowings and variable rate loans or deposits that reprice frequently and fully. Security fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities as discussed above. For fixed rate loans, interest-bearing time deposits in other financial institutions and deposits, and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads). Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability, so fair value approximates its cost. The fair value of off-balance sheet credit-related items is not significant.

The estimated fair values of financial instruments disclosed above as of December 31, 2021 and 2020 follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity and marketability factors.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 6 – DERIVATIVES
Derivatives not designated as hedges are not speculative and result from a service provided to certain commercial loan borrowers.  The Company executes interest rate swaps with commercial banking customers desiring longer-term fixed rate loans, while simultaneously entering into interest rate swaps with a correspondent bank to offset the impact of the interest rate swaps with the commercial banking customers.  The net result is the desired floating rate loans and a minimization of the risk exposure of the interest rate swap transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the commercial banking customer interest rate swaps and the offsetting interest rate swaps with the correspondent bank are recognized directly to earnings.  Since they offset perfectly, there is no net impact to earnings.

The fair value of derivative instruments as of December 31, 2021 and 2020 are reflected in the following table (dollars in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
December 31, 2021
Derivative assets
Interest rate swaps	$70,356	Other Assets	$3,277

Derivative liabilities
Interest rate swaps	70,356	Other Liabilities	3,277

	Notional Amount	Balance Sheet Location	Fair Value
December 31, 2020
Derivative assets
Interest rate swaps	$78,175	Other Assets	$4,217

Derivative liabilities
Interest rate swaps	78,175	Other Liabilities	4,217
The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $3.3 million and $4.2 million as of December 31, 2021 and 2020, respectively.  Securities pledged as collateral totaling $3.0 million and $5.1 million was provided to the counterparty correspondent bank as of December 31, 2021 and 2020, respectively.
Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $70.4 million as of December 31, 2021 and $78.2 million at December 31, 2020.  Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

NOTE 7 – PREMISES AND EQUIPMENT – NET

Year-end premises and equipment were as follows (dollars in thousands):

	2021	2020
Land	$15,861	$15,861
Building	44,701	44,685
Leasehold improvements	253	263
Furniture and equipment	21,732	21,483
Construction in progress	—	16
	82,547	82,308
Less accumulated depreciation	(40,774)	(39,054)
	$41,773	$43,254

Depreciation expense was $2.5 million and $2.4 million for 2021 and 2020, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 8 – LEASES

The Company enters into leases in the normal course of business.  As of December 31, 2021, the Company operated four branch offices for which the land and buildings are leased.  All of the Company's leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from March 2022 through January 2026, some of which include extension options.  The weighted average remaining life of the lease term for these leases was 3 years as of December 31, 2021.  As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company's Consolidated Balance Sheets.

Leases are classified as either operating or finance leases at the lease commencement date, and as previously noted, all of the Company's leases have been determined to be operating leases.  Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term.  Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease.

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known.  The weighted average discount rate for leases was 0.11% as of December 31, 2021.

The right-of-use assets and lease liabilities were $866,000 and $861,000, respectively, as of December 31, 2021, and were $1.1 million and $1.1 million, respectively at December 31, 2020. Right-of-use assets are included in other assets and lease liabilities are included in accrued expenses and other liabilities on the Company's Consolidated Balance Sheets.

Total operating lease expense charged to operations under all operating lease agreements was $431,000 in 2021 and $425,000 in 2020.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2021 are as follows (dollars in thousands):

2022	$411
2023	196
2024	153
2025	112
2026	—
Thereafter	—
Total undiscounted lease payments	872
Less effect of discounting	(11)
Present value of estimated lease payments (lease liability)	$861

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 9 – DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2021	2020
Noninterest-bearing demand	$886,115	$809,437
Interest bearing demand	736,573	642,918
Savings and money market accounts	865,528	742,685
Certificates of deposit	89,742	103,547
	$2,577,958	$2,298,587

The following table depicts the maturity distribution of certificates of deposit at December 31, 2021 (dollars in thousands):

2022	$72,748
2023	9,225
2024	6,630
2025	682
2026	399
Thereafter	58
$89,742

Time deposits that exceeded the FDIC insurance limit of $250,000 at December 31, 2021 and 2020 were approximately $28.2 million and $28.8 million, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 10 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2021
Single maturity fixed rate advances	$30,000	May 2023 to July 2024	2.87%
Putable advances	55,000	November 2024 to July 2031	0.74%
	$85,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2020
Single maturity fixed rate advances	$40,000	April 2021 to July 2024	2.50%
Putable advances	30,000	November 2024 to February 2030	1.36%
	$70,000

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  Advances were collateralized by residential and commercial real estate loans totaling $361.9 million and $427.9 million under a blanket lien arrangement at December 31, 2021 and 2020, respectively.

Scheduled repayments of FHLB advances as of December 31, 2021 were as follows (in thousands):

2022	$—
2023	10,000
2024	40,000
2025	—
2026	—
Thereafter	35,000
$85,000

On January 21, 2022, the FHLB exercised its option to put an advance totaling $25.0 million to the Company.  This advance carried an interest rate of 0.01% and had a maturity date of July 21, 2031.  The Company paid off this advance as required on January 21, 2022.

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at December 31, 2021 and 2020, and the Company had approximately $4.0 million and $12.9 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $4.4 million and $13.8 million at December 31, 2021 and 2020, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 11 – LONG TERM DEBT

Macatawa Statutory Trust II issued $619,000 of common securities and $20.0 million aggregate liquidation amount of trust preferred securities with a floating interest rate of three-month LIBOR plus 2.75%, maturing on March 18, 2034. On July 7, 2021, the Company redeemed all of the $20.0 million of outstanding trust preferred securities and $619,000 of common securities associated with Macatawa Statutory Trust II.

At December 31, 2020, debentures totaling $20,619,000, are reported in liabilities as long-term debt, and the common securities of $619,000, and unamortized debt issuance costs are included in other assets. At December 31, 2020, the $20.0 million trust preferred securities issued by Macatawa Statutory Trust II qualified as Tier 1 capital for regulatory capital purposes.

NOTE 12 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2021	2020
Beginning balance	$26,815	$28,394
New loans and renewals	9,450	7,864
Repayments and renewals	(10,486)	(9,443)
Effect of changes in related parties	—	—
Ending balance	$25,779	$26,815

Deposits from principal officers, directors, and affiliates at December 31, 2021 and 2020 were $205.4 million and $158.1 million, respectively.  The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations.

During 2015, the Bank entered into a back-to-back swap agreement (see Note 1 – Derivatives) with a company affiliated with one of the Company’s directors.  The total notional amount of the agreement was $12.0 million and $13.0 million at December 31, 2021 and 2020, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 13 – STOCK-BASED COMPENSATION

On May 5, 2015, the Company’s shareholders approved the Macatawa Bank Corporation Stock Incentive Plan of 2015 (the 2015 Plan).  The 2015 Plan provides for grant of up to 1,500,000 shares of Macatawa common stock in the form of stock options or restricted stock awards to employees and directors. There were 1,031,306 shares under the “2015 Plan” available for future issuance as of December 31, 2021.  The Company issues new shares under the 2015 Plan from its authorized but unissued shares.

Restricted Stock Awards

Restricted stock awards have vesting periods of up to three years.  A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

Nonvested Stock Awards	Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2021	179,000	$8.73	$1,498,230
Granted	81,074	8.76	715,073
Vested	(72,662)	9.08	640,879
Forfeited	(3,861)	7.77	34,054
Outstanding at December 31, 2021	183,551	$8.63	$1,618,920

Compensation cost related to restricted stock awards totaled $684,000 and $505,000 for 2021 and 2020, respectively.

As of December 31, 2021, there was $1.4 million of total remaining unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans.  The cost is expected to be recognized over a weighted-average period of 1.44 years.  The total grant date fair value of restricted stock awards vested during 2021 was $660,000.  The total grant date fair value of restricted stock awards vested during 2020 was $483,000.

NOTE 14 – EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  Beginning January 1, 2013, the Company’s contribution was set using a matching formula of 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company suspended its matching contributions in the second quarter of 2020 and resumed contributions in the third quarter of 2020.  For 2021, the Company reduced its matching formula to 100% of the first 2% of employee contributions.  For 2022, the Company has reimplemented its normal matching formula of 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company’s contributions were approximately $412,000 and $628,000 for 2021 and 2020, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 15 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands, except per share data):

	2021	2020
Net income	$29,014	$30,165

Weighted average shares outstanding, including participating stock awards - Basic	34,202,179	34,120,275

Dilutive potential common shares:
Stock options	—	—
Weighted average shares outstanding - Diluted	34,202,179	34,120,275
Basic earnings per common share	$0.85	$0.88
Diluted earnings per common share	$0.85	$0.88

NOTE 16 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	2021	2020
Current	$5,615	$7,318
Deferred	1,095	(603)
Change in valuation allowance	—	(92)
	$6,710	$6,623

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2021	2020
Statutory rate	21%	21%
Statutory rate applied to income before taxes	$7,502	$7,726
Adjust for:
Tax-exempt interest income	(642)	(700)
Bank-owned life insurance	(217)	(184)
Change in valuation allowance	—	(92)
Other, net	67	(127)
	$6,710	$6,623

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2021	2020
Deferred tax assets
Allowance for loan losses	$3,337	$3,656
Net deferred loan fees	275	822
Nonaccrual loan interest	57	120
Valuation allowance on other real estate owned and property held for sale	6	41
Unrealized loss on securities available for sale	79	—
Other	311	499
Gross deferred tax assets	4,065	5,138
Valuation allowance	—	—
Total net deferred tax assets	4,065	5,138

Deferred tax liabilities
Depreciation	$(1,199)	$(1,285)
Prepaid expenses	(288)	(170)
Unrealized gain on securities available for sale	—	(1,120)
Net deferred loan costs	—	—
Other	(415)	(504)
Gross deferred tax liabilities	(1,902)	(3,079)
Net deferred tax asset	$2,163	$2,059

There were no unrecognized tax benefits at December 31, 2021 and 2020 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2018.

NOTE 17 – COMMITMENTS AND OFF BALANCE-SHEET RISK

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 17 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

A summary of the contractual amounts of financial instruments with off-balance-sheet risk was as follows at year-end (dollars in thousands):

	2021	2020
Commitments to extend credit	$128,648	$88,022
Letters of credit	10,141	11,751
Unused lines of credit	677,902	596,298

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $1.3 million and $0 at December 31, 2021 and 2020, respectively.

The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline.  These commitments were approximately $9.5 million and $21.0 million at December 31, 2021 and 2020, respectively.

At year-end 2021 approximately 31.4% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to LIBOR and the prime rate and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to LIBOR and the prime rate.

NOTE 18 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  As of December 31, 2021, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

NOTE 19 – SHAREHOLDERS' EQUITY

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 19 – SHAREHOLDERS' EQUITY (Continued)

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
CET1 capital (to risk weighted assets)
Consolidated	$254,302	17.2%	$66,381	4.5%	$103,259	7.0%	N/A	N/A
Bank	246,239	16.7	66,370	4.5	103,242	7.0	$95,867	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	254,302	17.2	88,508	6.0	125,386	8.5	N/A	N/A
Bank	246,239	16.7	88,493	6.0	125,365	8.5	117,991	8.0
Total capital (to risk weighted assets)
Consolidated	270,191	18.3	118,011	8.0	154,889	10.5	N/A	N/A
Bank	262,128	17.8	117,991	8.0	154,863	10.5	147,488	10.0
Tier 1 capital (to average assets)
Consolidated	254,302	8.7	116,664	4.0	N/A	N/A	N/A	N/A
Bank	246,239	8.4	116,654	4.0	N/A	N/A	145,818	5.0

December 31, 2020
CET1 capital (to risk weighted assets)
Consolidated	$235,629	15.8%	$67,170	4.5%	$104,487	7.0%	N/A	N/A
Bank	248,829	16.7	67,161	4.5	104,473	7.0	$97,010	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	255,629	17.1	89,561	6.0	126,877	8.5	N/A	N/A
Bank	248,829	16.7	89,548	6.0	126,860	8.5	119,397	8.0
Total capital (to risk weighted assets)
Consolidated	273,037	18.3	119,414	8.0	156,731	10.5	N/A	N/A
Bank	266,237	17.8	119,397	8.0	156,709	10.5	149,247	10.0
Tier 1 capital (to average assets)
Consolidated	255,629	9.9	103,420	4.0	N/A	N/A	N/A	N/A
Bank	248,829	9.6	103,391	4.0	N/A	N/A	129,238	5.0

The full $20.0 million of trust preferred securities outstanding at December 31, 2020 qualified as Tier 1 capital.

The Bank was categorized as "well capitalized" at December 31, 2021 and 2020.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 20 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2021	2020
ASSETS
Cash and cash equivalents	$7,831	$6,718
Investment in Bank subsidiary	245,942	253,043
Investment in other subsidiaries	—	645
Other assets	249	208
Total assets	$254,022	$260,614

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	—	20,619
Other liabilities	17	152
Total liabilities	17	20,771
Total shareholders' equity	254,005	239,843
Total liabilities and shareholders' equity	$254,022	$260,614

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2021	2020
INCOME
Dividends from subsidiaries	$33,118	$11,712
Other	—	—
Total income	33,118	11,712
EXPENSE
Interest expense	319	769
Other expense	822	726
Total expense	1,141	1,495
Income before income tax and equity in undistributed earnings of subsidiaries	31,977	10,217
Equity in undistributed earnings of subsidiaries	(3,211)	19,628
Income before income tax	28,766	29,845
Income tax benefit	(248)	(320)
Net income	$29,014	$30,165
Comprehensive income	$24,503	$32,835

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 20 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2021	2020
Cash flows from operating activities
Net income	$29,014	$30,165
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	3,211	(19,628)
Stock compensation expense	89	70
Change in other assets	(41)	(101)
Change in other liabilities	(135)	(111)
Net cash from operating activities	32,138	10,395
Cash flows from investing activities
Investment in subsidiaries	—	—
Net cash from investing activities	—	—
Cash flows from financing activities
Proceeds from issuance of common stock	—	—
Repayment of other borrowings	(20,000)	—
Cash dividends paid	(10,895)	(10,880)
Common stock issuance costs	—	—
Repurchases of shares	(130)	(86)
Net cash from financing activities	(31,025)	(10,966)
Net change in cash and cash equivalents	1,113	(571)
Cash and cash equivalents at beginning of year	6,718	7,289
Cash and cash equivalents at end of year	$7,831	$6,718

NOTE 21 – QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)

					Earnings Per Common Share
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income	Basic	Diluted
2021
First quarter	$15,274	$14,490	$—	$7,778	$0.23	$0.23
Second quarter	15,184	14,457	(750)	7,818	0.23	0.23
Third quarter	14,842	14,296	(550)	7,202	0.21	0.21
Fourth quarter	13,334	12,826	(750)	6,216	0.18	0.18

2020
First quarter	$17,494	$15,303	$700	$6,411	$0.19	$0.19
Second quarter	16,507	15,047	1,000	7,638	0.22	0.22
Third quarter	15,822	14,674	500	7,120	0.21	0.21
Fourth quarter	17,401	16,513	800	8,997	0.26	0.26

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2021.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.  Our management, including our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures, have concluded that, as of December 31, 2021, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission's rules and forms.

(b)	Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on those criteria.

BDO USA, LLP, an independent registered public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2021, as stated in their report below.

(d)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Macatawa Bank Corporation
Holland, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Macatawa Bank Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years then ended, and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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
February 17, 2022

ITEM 9B:	Other Information.

None.
PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings "The Board of Directors – General, – Qualifications and Biographical Information, and – Board Committees – Audit Committee," "Executive Officers," "Delinquent Section 16(a) Reports," "Corporate Governance – Code of Ethics" and "Shareholder Proposals" in our definitive Proxy Statement relating to our May 3, 2022 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 11:	Executive Compensation.

Information under the heading "Executive Compensation" in our definitive Proxy Statement relating to our May 3, 2022 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading "Ownership of Macatawa Stock" in our definitive Proxy Statement relating to our May 3, 2022 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2021.  The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	0	N/A	1,031,306
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	1,031,306

(1)
Consists of the Macatawa Bank Corporation Stock Incentive Plan of 2015.  The number of shares reflected in column (c) above with respect to the Macatawa Bank Corporation Stock Compensation Plan of 2015 (1,031,306 shares) represents shares that may be issued other than upon the exercise of an outstanding option, warrant or right.  This plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings "Transactions with Related Persons" and "The Board of Directors – Board Committees" in our definitive Proxy Statement relating to our May 3, 2022 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

Information under the headings "Independent Auditors – Fees and – Audit Committee Approval Policies" in our definitive Proxy Statement relating to our May 3, 2022 Annual Meeting of Shareholders is here incorporated by reference.

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021 and 2020 Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 17, 2022.

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

Signature

*/s/ Richard L. Postma	February 17, 2022
Richard L. Postma, Chairman of the Board

/s/ Ronald L. Haan	February 17, 2022
Ronald L. Haan, Chief Executive Officer

*/s/ Douglas B. Padnos	February 17, 2022
Douglas B. Padnos, Director

*/s/ Michael K. Le Roy	February 17, 2022
Michael K. Le Roy, Director

*/s/ Charles A. Geenen	February 17, 2022
Charles A. Geenen, Director

*/s/ Birgit M. Klohs	February 17, 2022
Birgit M. Klohs, Director

*/s/ Robert L. Herr	February 17, 2022
Robert L. Herr, Director

*/s/ Nicole S. Dandridge	February 17, 2022
Nicole S. Dandridge, Director

*/s/ Thomas P. Rosenbach	February 17, 2022
Thomas P. Rosenbach, Director

*By:	/s/ Jon W. Swets
Jon W. Swets Attorney-in-Fact