Form 10-Q
period 2022-03-31
MACATAWA BANK CORP
filed 2022-04-28
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,253,962 shares of the Company’s Common Stock (no par value) were outstanding as of April 28, 2022.

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, those related to the risks and uncertainties related to, and the impact of, the  COVID-19 pandemic on the business, financial conditions and results of operations of our company and our customers, future levels of earning assets, future composition of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future interest rate levels, future net interest margin levels, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, loan demand and loan growth, future amounts of unrecognized tax benefits and the future level of other revenue sources. Management’s determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability, is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.
Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	50

	Item 4.
	Controls and Procedures	51

Part II.	Other Information:

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	52

	Item 6.
	Exhibits	52

Signatures		53

Index
Part I	Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2022 (unaudited) and December 31, 2021
(Dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$31,957	$23,669
Federal funds sold and other short-term investments	1,078,983	1,128,119
Cash and cash equivalents	1,110,940	1,151,788
Debt securities available for sale, at fair value	346,114	416,063
Debt securities held to maturity (fair value 2022 - $246,715 and 2021 - $139,272)	254,565	137,003
Federal Home Loan Bank (FHLB) stock	10,211	11,558
Loans held for sale, at fair value	855	1,407
Total loans	1,101,902	1,108,993
Allowance for loan losses	(14,616)	(15,889)
Net loans	1,087,286	1,093,104
Premises and equipment – net	41,413	41,773
Accrued interest receivable	4,896	4,088
Bank-owned life insurance	52,720	52,468
Other real estate owned - net	2,343	2,343
Net deferred tax asset	4,859	2,163
Other assets	13,681	14,993
Total assets	$2,929,883	$2,928,751
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$918,907	$886,115
Interest-bearing	1,663,390	1,691,843
Total deposits	2,582,297	2,577,958
Other borrowed funds	85,000	85,000
Accrued expenses and other liabilities	16,984	11,788
Total liabilities	2,684,281	2,674,746
Commitments and contingent liabilities
Shareholders’ equity
Common stock, no par value, 200,000,000 shares authorized; 34,253,962 and 34,259,945 shares issued and outstanding at March 31, 2022 and December 31, 2021	219,266	219,082
Retained earnings	38,492	35,220
Accumulated other comprehensive loss	(12,156)	(297)
Total shareholders’ equity	245,602	254,005
Total liabilities and shareholders’ equity	$2,929,883	$2,928,751

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three month periods ended March 31, 2022 and 2021
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Interest income
Loans, including fees	$10,397	$13,467
Securities
Taxable	1,434	787
Tax-exempt	732	758
FHLB Stock	51	61
Federal funds sold and other short-term investments	529	201
Total interest income	13,143	15,274
Interest expense
Deposits	158	279
Other borrowings	320	352
Long-term debt	—	153
Total interest expense	478	784
Net interest income	12,665	14,490
Provision for loan losses	(1,500)	—
Net interest income after provision for loan losses	14,165	14,490
Noninterest income
Service charges and fees	1,211	992
Net gains on mortgage loans	308	2,015
Trust fees	1,088	1,005
ATM and debit card fees	1,599	1,485
Bank owned life insurance (“BOLI”) income	240	276
Other	519	766
Total noninterest income	4,965	6,539
Noninterest expense
Salaries and benefits	6,289	6,412
Occupancy of premises	1,172	1,037
Furniture and equipment	1,016	937
Legal and professional	194	222
Marketing and promotion	195	175
Data processing	884	908
FDIC assessment	180	170
Interchange and other card expense	373	358
Bond and D&O Insurance	130	111
Other	1,306	1,155
Total noninterest expenses	11,739	11,485
Income before income tax	7,391	9,544
Income tax expense	1,391	1,766
Net income	$6,000	$7,778
Basic earnings per common share	$0.18	$0.23
Diluted earnings per common share	$0.18	$0.23
Cash dividends per common share	$0.08	$0.08

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three month periods ended March 31, 2022 and 2021
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net income	$6,000	$7,778
Other comprehensive income (loss):
Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	(15,119)	(3,390)
Net unrealized gain at time of transfer on securities transferred to held-to-maturity	113	—
Amortization of net unrealized gains on securities transferred to held-to-maturity	(6)	—
Tax effect	3,153	712
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	(11,859)	(2,678)
Less: reclassification adjustments:
Reclassification for gains included in net income	—	—
Tax effect	—	—
Reclassification for gains included in net income, net of tax	—	—
Other comprehensive income (loss), net of tax	(11,859)	(2,678)
Comprehensive income (loss)	$(5,859)	$5,100

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three month periods ended March 31, 2022 and 2021
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2021	$218,528	$17,101	$4,214	$239,843
Net income for the three months ended March 31, 2021	—	7,778	—	7,778
Cash dividends at $0.08 per share	—	(2,723)	—	(2,723)
Repurchase of 526 shares for taxes withheld on vested restricted stock	(5)	—	—	(5)
Other comprehensive income, net of tax	—	—	(2,678)	(2,678)
Stock compensation expense	164	—	—	164
Balance, March 31, 2021	$218,687	$22,156	$1,536	$242,379

Balance, January 1, 2022	$219,082	$35,220	$(297)	$254,005
Net income for the three months ended March 31, 2022	—	6,000	—	6,000
Cash dividends at $0.08 per share	—	(2,728)	—	(2,728)
Repurchase of 1,338 shares for taxes withheld on vested restricted stock	(13)	—	—	(13)
Other comprehensive income, net of tax			(11,859)	(11,859)
Stock compensation expense	197	—	—	197
Balance, March 31, 2022	$219,266	$38,492	$(12,156)	$245,602

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three month periods ended March 31, 2022 and 2021
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows from operating activities
Net income	$6,000	$7,778
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	737	498
Stock compensation expense	197	164
Provision for loan losses	(1,500)	—
Origination of loans for sale	(10,148)	(47,296)
Proceeds from sales of loans originated for sale	11,008	45,418
Net gains on mortgage loans	(308)	(2,015)
Write-down of other real estate	—	4
Net loss on sales of other real estate	—	14
Deferred income tax expense (benefit)	456	(528)
Earnings in bank-owned life insurance	(240)	(276)
Change in accrued interest receivable and other assets	504	505
Change in accrued expenses and other liabilities	(551)	421
Net cash from operating activities	6,155	4,687
Cash flows from investing activities
Loan originations and payments, net	7,318	46,424
Purchases of securities available for sale	(72,557)	(23,106)
Purchases of securities held to maturity	(28,120)	(10,172)
Proceeds from:
Maturities and calls of securities	8,305	14,239
Principal paydowns on securities	35,341	9,197
Sales of other real estate	—	148
Proceeds from redemption of FHLB stock	1,347	—
Proceeds from payout of bank-owned insurance claim	—	560
Additions to premises and equipment	(235)	(458)
Net cash from investing activities	(48,601)	36,832
Cash flows from financing activities
Change in deposits	4,339	89,358
Repayments and maturities of other borrowed funds	(25,000)	—
Proceeds from other borrowed funds	25,000	—
Repurchase of shares for taxes withheld on vested restricted stock	(13)	(5)
Cash dividends paid	(2,728)	(2,723)
Net cash from financing activities	1,598	86,630
Net change in cash and cash equivalents	(40,848)	128,149
Cash and cash equivalents at beginning of period	1,151,788	783,736
Cash and cash equivalents at end of period	$1,110,940	$911,885

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three month periods ended March 31, 2022 and 2021
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Supplemental cash flow information
Interest paid	$481	$786
Income taxes paid	—	—
Supplemental noncash disclosures:
Security settlement	5,747	—
Transfer of securities from available for sale to held to maturity	123,469	—

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

In March 2020, guidance issued by the federal banking agencies in consultation with FASB and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act collectively specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.   Through March 31,2022, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  As of March 31, 2022, all of these modifications had expired and the loans had returned to their contractual payment terms.

The Bank was a participating lender in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Fees generated based on the origination of PPP loans are deferred and amortized into interest income over the contractual period of 24 months or 60 months, as applicable.  Upon SBA forgiveness, unamortized fees are then recognized into interest income.

In 2020:
•	The Bank originated 1,738 PPP loans totaling $346.7 million in principal.
•	Fees generated totaled $10.0 million.
•	765 PPP loans totaling $113.5 million were forgiven.
•	Total net fees of $5.4 million were recognized.

In 2021:
•	The Bank originated 1,000 PPP loans totaling $128.1 million in principal.
•	Fees generated totaled $5.6 million.
•	1,722 PPP loans totaling $318.4 million were forgiven.

•	Total net fees of $8.3 million were recognized.

In the three months ended March 31, 2022:
•	175 PPP loans totaling $35.5 million were forgiven.
•	Total net fees of $1.0 million were recognized.

As of March 31, 2022, 70 PPP loans totaling $7.7 million in principal remained outstanding and total net fees of $281,000 remained unrecognized.

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

Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At March 31, 2022, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Revenue  From Contracts With Customers:  The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”).  Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) it satisfies a performance obligation. No revenue has been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, securities and other financial instruments that are not within the scope of Topic 606.  The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary.

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, each of which is carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At March 31, 2022 and December 31, 2021, the total notional amount of such agreements was $138.3 million and $140.7 million, respectively, and resulted in a derivative asset with a fair value of $3.9 million and $3.3 million, respectively, which were included in other assets and a derivative liability of $3.9 million and $3.3 million, respectively, which were included in other liabilities.

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

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Changes in the fair values of these interest rate lock and mortgage backed security and forward commitment derivatives are included in net gains on mortgage loans.  The fair value of interest rate lock commitments was $(74,000) at March 31, 2022 and $25,000 at December 31, 2021.  The net fair value of mortgage backed security derivatives was $94,000 at March 31, 2022 and $(13,000) at December 31, 2021.

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. As of March 31, 2022 and December 31, 2021, these loans had net unrealized gains of $2,000 and $51,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold with servicing released; therefore no mortgage servicing right assets are established.

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

ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Entities that make such elections would not have to remeasure contracts at the modification date or reassess a previous accounting determination.  Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.  We are utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period.  We have discontinued the use of new LIBOR-based loans and interest rate derivatives, according to regulatory guidelines.  The amended guidance under Topic 848 and our ability to elect its temporary optional expedients and exceptions are effective for us through December 31, 2022.  We expect to adopt the LIBOR transition relief allowed under this standard.

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU No. 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.  This ASU expands the current last-of-layer method of hedge accounting that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio.  To reflect this expansion, the last-of-layer method is renamed the portfolio layer method.  This ASU expands the scope of the portfolio layer method to include nonprepayable assets, specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on the accounting for and disclosure of hedge basis adjustments and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.  This ASU is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  As the Company does not engage in this type of hedging activity, the Company does not believe adoption of this ASU will have any impact on its financial results or disclosures.

ASU No. 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  This ASU eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty.  This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan.  Additionally, the ASU requires disclosure of current period gross writeoffs by year of origination for financing receivables.  This ASU is effective for the Company for fiscal years beginning after December 15, 2022.  The Company does not believe adoption of this ASU will have a material impact on its financial results and will add the required disclosures for gross chargeoffs in its financial statements upon adoption of the new standard.

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Available for Sale
U.S. Treasury and federal agency securities	$143,432	$14	$(6,511)	$136,935
U.S. Agency MBS and CMOs	92,674	11	(5,511)	87,174
Tax-exempt state and municipal bonds	37,476	211	(136)	37,551
Taxable state and municipal bonds	82,278	78	(3,531)	78,825
Corporate bonds and other debt securities	5,749	9	(129)	5,629
	$361,609	$323	$(15,818)	$346,114

Held to Maturity
U.S. Treasury	$123,347	$—	$(5,834)	$117,513
Tax-exempt state and municipal bonds	131,218	178	(2,194)	129,202
	$254,565	$178	$(8,028)	$246,715

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for Sale
U.S. Treasury and federal agency securities	$208,153	$215	$(1,523)	$206,845
U.S. Agency MBS and CMOs	87,343	416	(962)	86,797
Tax-exempt state and municipal bonds	36,298	1,258	—	37,556
Taxable state and municipal bonds	79,394	812	(645)	79,561
Corporate bonds and other debt securities	5,251	63	(10)	5,304
	$416,439	$2,764	$(3,140)	$416,063
Held to Maturity
Tax-exempt state and municipal bonds	$137,003	$2,484	$(215)	$139,272

There were no sales of securities in the three month periods ended March 31, 2022 and 2021.

On January 1, 2022, the Company reclassified ten U.S. Treasury securities with an amortized cost of $123.5 million from available for sale to held to maturity, as it has the intent and ability to hold these securities to maturity.  These securities had net unrealized gains of $113,000 at the date of transfer, which will continue to be reported in accumulated other comprehensive income, and will be amortized over the remaining life of the securities as an adjustment of yield.  The effect on interest income of the amortization of net unrealized gains is offset by the amortization of the premium on the securities transferred.

Contractual maturities of debt securities at March 31, 2022 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$19,323	$19,286	$18,649	$18,716
Due from one to five years	175,780	169,344	163,885	159,628
Due from five to ten years	59,462	58,085	88,209	82,373
Due after ten years	—	—	90,866	85,397
	$254,565	$246,715	$361,609	$346,114

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$94,610	$(3,194)	$35,732	$(3,317)	$130,342	$(6,511)
U.S. Agency MBS and CMOs	67,023	(4,005)	13,578	(1,506)	80,601	(5,511)
Tax-exempt state and municipal bonds	8,756	(136)	—	—	8,756	(136)
Taxable state and municipal bonds	52,455	(2,726)	8,363	(805)	60,818	(3,531)
Corporate bonds and other debt securities	3,924	(129)	—	—	3,924	(129)
Total	$226,768	$(10,190)	$57,673	$(5,628)	$284,441	$(15,818)

Held to Maturity
U.S. Treasury	$122,788	$(5,859)	$—	$—	$122,788	$(5,859)
Tax-exempt state and municipal bonds	76,042	(2,026)	4,192	(143)	80,234	(2,169)
	$198,830	$(7,885)	$4,192	$(143)	$203,022	$(8,028)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$77,066	$(955)	$18,432	$(568)	$95,498	$(1,523)
U.S. Agency MBS and CMOs	52,254	(830)	4,190	(132)	56,444	(962)
Tax-exempt state and municipal bonds	—	—	—	—	—	—
Taxable state and municipal bonds	37,648	(638)	498	(7)	38,146	(645)
Corporate bonds and other debt securities	1,352	(10)	—	—	1,352	(10)
Total	$168,320	$(2,433)	$23,120	$(707)	$191,440	$(3,140)

Held to Maturity
Tax-exempt state and municipal bonds	$61,166	$(215)	$—	$—	$61,166	$(215)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At March 31, 2022, 253 securities available for sale with fair values totaling $284.4 million had unrealized losses totaling $15.8 million.  At March 31, 2022, 60 securities held to maturity with fair values totaling $203.0 million had unrealized losses totaling $8.0 million.  Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost.  Management determined that the unrealized losses for each period and each investment were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during each period.

Securities with a carrying value of approximately $3.7 million and $4.9 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at March 31, 2022 and December 31, 2021, respectively.

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Commercial and industrial
Commercial and industrial, excluding PPP	$402,854	$378,318
PPP	7,393	41,939
Total commercial and industrial	410,247	420,257
Commercial real estate:
Residential developed	3,758	4,862
Unsecured to residential developers	5,000	5,000
Vacant and unimproved	37,749	36,240
Commercial development	117	171
Residential improved	100,145	100,077
Commercial improved	258,537	259,039
Manufacturing and industrial	117,007	110,712
Total commercial real estate	522,313	516,101
Consumer:
Residential mortgage	114,284	117,800
Unsecured	201	210
Home equity	50,831	51,269
Other secured	4,026	3,356
Total consumer	169,342	172,635
Total loans	1,101,902	1,108,993
Allowance for loan losses	(14,616)	(15,889)
	$1,087,286	$1,093,104

The totals above are shown net of deferred fees and costs.  Deferred fees on loans totaled $1.6 million and $2.6 million at March 31, 2022 and December 31, 2021, respectively.  Deferred costs on loans totaled $1.3 million and $1.3 million at March 31, 2022 and December 31, 2021, respectively.

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended March 31, 2022	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,176	$8,051	$2,633	$29	$15,889
Charge-offs	—	—	(35)	—	(35)
Recoveries	5	233	24	—	262
Provision for loan losses	148	(1,213)	(469)	34	(1,500)
Ending Balance	$5,329	$7,071	$2,153	$63	$14,616

Three months ended March 31, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,632	$7,999	$2,758	$19	$17,408
Charge-offs	—	—	(50)	—	(50)
Recoveries	20	39	35	—	94
Provision for loan losses	(851)	860	(25)	16	—
Ending Balance	$5,801	$8,898	$2,718	$35	$17,452

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

March 31, 2022	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$303	$24	$213	$—	$540
Collectively evaluated for impairment	5,026	7,047	1,940	63	14,076
Total ending allowance balance	$5,329	$7,071	$2,153	$63	$14,616
Loans:
Individually reviewed for impairment	$4,773	$594	$2,796	$—	$8,163
Collectively evaluated for impairment	405,474	521,719	166,546	—	1,093,739
Total ending loans balance	$410,247	$522,313	$169,342	$—	$1,101,902

December 31, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$303	$24	$238	$—	$565
Collectively evaluated for impairment	4,873	8,027	2,395	29	15,324
Total ending allowance balance	$5,176	$8,051	$2,633	$29	$15,889
Loans:
Individually reviewed for impairment	$3,375	$1,127	$3,024	$—	$7,526
Collectively evaluated for impairment	416,882	514,974	169,611	—	1,101,467
Total ending loans balance	$420,257	$516,101	$172,635	$—	$1,108,993

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2022 (dollars in thousands):

March 31, 2022	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$566	$566	$—
Commercial real estate:
Residential improved	40	40	—
Commercial improved	49	49	—
	89	89	—
Consumer	—	—	—
Total with no related allowance recorded	$655	$655	$—

With an allowance recorded:
Commercial and industrial	$4,207	$4,207	$303
Commercial real estate:
Commercial improved	317	317	14
Manufacturing and industrial	188	188	10
	505	505	24
Consumer:
Residential mortgage	2,546	2,546	194
Unsecured	44	44	3
Home equity	206	206	16
Other secured	—	—	—
	2,796	2,796	213
Total with an allowance recorded	$7,508	$7,508	$540
Total	$8,163	$8,163	$540

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

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three month periods ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Average of impaired loans during the period:
Commercial and industrial	$4,181	$4,586
Commercial real estate:
Residential developed	—	45
Residential improved	40	87
Commercial improved	543	2,208
Manufacturing and industrial	189	199
Consumer	2,855	3,941
Interest income recognized during impairment:
Commercial and industrial	140	134
Commercial real estate	9	31
Consumer	26	38
Cash-basis interest income recognized
Commercial and industrial	130	125
Commercial real estate	12	31
Consumer	27	36

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2022 and December 31, 2021:

March 31, 2022	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential improved	5	—
	5	—
Consumer:
Residential mortgage	85	—
	85	—
Total	$90	$—

December 31, 2021	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential improved	5	—
	5	—
Consumer:
Residential mortgage	86	—
	86	—
Total	$91	$—

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2022 and December 31, 2021 by class of loans (dollars in thousands):

March 31, 2022	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$410,247	$410,247
Commercial real estate:
Residential developed	—	—	—	3,758	3,758
Unsecured to residential developers	—	—	—	5,000	5,000
Vacant and unimproved	—	—	—	37,749	37,749
Commercial development	—	—	—	117	117
Residential improved	—	5	5	100,140	100,145
Commercial improved	82	—	82	258,455	258,537
Manufacturing and industrial	—	—	—	117,007	117,007
	82	5	87	522,226	522,313
Consumer:
Residential mortgage	—	84	84	114,200	114,284
Unsecured	—	—	—	201	201
Home equity	—	—	—	50,831	50,831
Other secured	—	—	—	4,026	4,026
	—	84	84	169,258	169,342
Total	$82	$89	$171	$1,101,731	$1,101,902

December 31, 2021	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$39	$1	$40	$420,217	$420,257
Commercial real estate:
Residential developed	—	—	—	4,862	4,862
Unsecured to residential developers	—	—	—	5,000	5,000
Vacant and unimproved	—	—	—	36,240	36,240
Commercial development	—	—	—	171	171
Residential improved	—	5	5	100,072	100,077
Commercial improved	—	—	—	259,039	259,039
Manufacturing and industrial	—	—	—	110,712	110,712
	—	5	5	516,096	516,101
Consumer:
Residential mortgage	—	84	84	117,716	117,800
Unsecured	—	—	—	210	210
Home equity	—	—	—	51,269	51,269
Other secured	—	—	—	3,356	3,356
	—	84	84	172,551	172,635
Total	$39	$90	$129	$1,108,864	$1,108,993

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The Company had allocated $540,000 and $565,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2022 and December 31, 2021, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	4	$4,773	4	$3,375
Commercial real estate	5	594	6	1,127
Consumer	38	2,796	44	3,024
	47	$8,163	54	$7,526

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents information related to accruing TDRs as of March 31, 2022 and December 31, 2021.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	March 31, 2022	December 31, 2021
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	3,773	4,552
Accruing TDR - upgraded to accruing after six consecutive payments	4,384	2,968
	$8,157	$7,520

There were no TDRs executed during the three month periods ended March 31, 2022 and 2021.

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

Payment defaults on TDRs have been minimal and during the three month periods ended March 31, 2022 and 2021 and the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

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

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

As of March 31, 2022 and December 31, 2021, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

March 31, 2022	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$22,430	$15,815	$135,029	$229,730	$6,947	$296	$—	$—	$410,247

Commercial real estate:
Residential developed	—	—	—	3,758	—	—	—	—	3,758
Unsecured to residential developers	—	—	—	5,000	—	—	—	—	5,000
Vacant and unimproved	—	2,076	14,150	21,523	—	—	—	—	37,749
Commercial development	—	—	117	—	—	—	—	—	117
Residential improved	—	—	23,330	76,695	115	—	5	—	100,145
Commercial improved	—	14,841	70,460	166,173	6,745	318	—	—	258,537
Manufacturing & industrial	—	—	42,554	71,135	3,318	—	—	—	117,007
	$22,430	$32,732	$285,640	$574,014	$17,125	$614	$5	$—	$932,560
December 31, 2021	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$56,979	$19,300	$110,877	$227,087	$2,700	$3,314	$—	$—	$420,257

Commercial real estate:
Residential developed	—	—	—	4,862	—	—	—	—	4,862
Unsecured to residential developers	—	—	—	5,000	—	—	—	—	5,000
Vacant and unimproved	—	1,763	13,492	20,985	—	—	—	—	36,240
Commercial development	—	—	171	—	—	—	—	—	171
Residential improved	—	—	24,450	75,503	119	—	5	—	100,077
Commercial improved	—	15,115	71,211	165,268	7,127	318	—	—	259,039
Manufacturing & industrial	—	—	41,757	65,601	3,354	—	—	—	110,712
	$56,979	$36,178	$261,958	$564,306	$13,300	$3,632	$5	$—	$936,358

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	March 31, 2022	December 31, 2021
Not classified as impaired	$197	$233
Classified as impaired	422	3,404
Total commercial loans classified substandard or worse	$619	$3,637

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

March 31, 2022	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$114,200	$201	$50,831	$4,026
Nonperforming	84	—	—	—
Total	$114,284	$201	$50,831	$4,026

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

December 31, 2021	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$117,716	$210	$51,269	$3,356
Nonperforming	84	—	—	—
Total	$117,800	$210	$51,269	$3,356

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

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 4 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Available for sale securities
U.S. Treasury and federal agency securities	$136,935	$—	$136,935	$—
U.S. Agency MBS and CMOs	87,174	—	87,174	—
Tax-exempt state and municipal bonds	37,551	—	37,551	—
Taxable state and municipal bonds	78,825	—	78,825	—
Corporate bonds and other debt securities	5,629	—	5,629	—
Other equity securities	1,402	—	1,402	—
Loans held for sale	855	—	855	—
Interest rate swaps	3,891	—	—	3,891
Interest rate swaps	(3,891)	—	—	(3,891)

December 31, 2021
Available for sale securities
U.S. Treasury and federal agency securities	$206,845	$—	$206,845	$—
U.S. Agency MBS and CMOs	86,797	—	86,797	—
Tax-exempt state and municipal bonds	37,556	—	37,556	—
Taxable state and municipal bonds	79,561	—	79,561	—
Corporate bonds and other debt securities	5,304	—	5,304	—
Other equity securities	1,470	—	1,470	—
Loans held for sale	1,407	—	1,407	—
Interest rate swaps	3,277	—	—	3,277
Interest rate swaps	(3,277)	—	—	(3,277)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Impaired loans	$3,896	$—	$—	$3,896

December 31, 2021
Impaired loans	$2,903	$—	$—	$2,903

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 4 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
March 31, 2022
Impaired Loans	$3,896	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2021
Impaired Loans	$2,903	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2022 and December 31, 2021 (dollars in thousands):

		March 31, 2022		December 31, 2021
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$31,957	$31,957	$23,669	$23,669
Federal funds sold and other short-term investments	Level 1	1,078,983	1,078,983	1,128,119	1,128,119
Securities held to maturity	Level 3	254,565	246,715	137,003	139,272
FHLB stock	Level 3	10,211	10,211	11,558	11,558
Loans, net	Level 2	1,083,390	1,073,588	1,090,201	1,106,324
Bank owned life insurance	Level 3	52,720	52,720	52,468	52,468
Accrued interest receivable	Level 2	4,896	4,896	4,088	4,088
Financial liabilities
Deposits	Level 2	(2,582,297)	(2,582,219)	(2,577,958)	(2,577,885)
Other borrowed funds	Level 2	(85,000)	(84,648)	(85,000)	(86,322)
Accrued interest payable	Level 2	(69)	(69)	(72)	(72)
Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 5 - DERIVATIVES

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

The notional and fair value of derivative instruments as of March 31, 2022 and December 31, 2021 are reflected in the following table (dollars in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
March 31, 2022
Derivative assets
Interest rate swaps	$69,132	Other Assets	$3,891

Derivative liabilities
Interest rate swaps	69,132	Other Liabilities	3,891

	Notional Amount	Balance Sheet Location	Fair Value
December 31, 2021
Derivative assets
Interest rate swaps	$70,356	Other Assets	$3,277

Derivative liabilities
Interest rate swaps	70,356	Other Liabilities	3,277

The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $3.9 million and $3.3 million as of March 31, 2022 and December 31, 2021, respectively.  Securities pledged as collateral totaling $1.9 million and $3.0 million were provided to the counterparty correspondent bank as of March 31, 2022 and December 31, 2021, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $69.1 million as of March 31, 2022 and $70.4 million at December 31, 2021.  Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Noninterest-bearing demand	$918,907	$886,115
Interest bearing demand	678,446	736,573
Savings and money market accounts	899,219	865,528
Certificates of deposit	85,725	89,742
	$2,582,297	$2,577,958

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $27.1 million at March 31, 2022 and $28.2 million at December 31, 2021.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
March 31, 2022
Single maturity fixed rate advances	$30,000	May 2023 to July 2024	2.87%
Putable advances	55,000	November 2024 to January 2032	0.76%
	$85,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2021
Single maturity fixed rate advances	$30,000	May 2023 to July 2024	2.87%
Putable advances	55,000	November 2024 to July 2031	0.74%
	$85,000

Each advance is subject to a prepayment fee if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $365.2 million and $361.9 million under a blanket lien arrangement at March 31, 2022 and December 31, 2021, respectively.

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Scheduled repayments of FHLB advances as of March 31, 2022  were as follows (in thousands):

2022	$—
2023	10,000
2024	40,000
2025	—
2026	—
Thereafter	35,000
$85,000

On January 21, 2022, the FHLB exercised its option to put an advance totaling $25.0 million to the Company.  This advance carried an interest rate of 0.01% and had a maturity date of July 21, 2031.  The Company paid off this advance as required on January 21, 2022.  On January 21, 2022, the Company executed a new $25.0 million advance with the FHLB with similar terms.  This advance carried an interest rate of 0.05% and a maturity date of January 21, 2032.  The first put date for this advance was April 21, 2022.  The FHLB exercised its put option on this advance and it was paid off by the Company as required on April 21, 2022.

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at March 31, 2022 and December 31, 2021, and the Company had approximately $4.2 million and $4.0 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $4.4 million and $4.4 million at March 31, 2022 and December 31, 2021, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended March 31, 2022 and 2021 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net income available to common shares	$6,000	$7,778
Weighted average shares outstanding, including participating stock awards - Basic	34,254,772	34,195,526
Dilutive potential common shares:
Stock options	—	—
Weighted average shares outstanding - Diluted	34,254,772	34,195,526
Basic earnings per common share	$0.18	$0.23
Diluted earnings per common share	$0.18	$0.23

There were no antidilutive shares of common stock in the three month periods ended March 31, 2022 and 2021.

Index

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Current	$935	$2,294
Deferred	456	(528)
	$1,391	$1,766

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Statutory rate	21%	21%
Statutory rate applied to income before taxes	$1,552	$2,004
Deduct
Tax-exempt interest income	(154)	(159)
Bank-owned life insurance	(50)	(58)
Other, net	43	(21)
	$1,391	$1,766

The realization of deferred tax assets is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  Management believes it is more likely than not that all of the deferred tax assets at March 31, 2022 will be realized against deferred tax liabilities and projected future taxable income.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31, 2022	December 31, 2021
Deferred tax assets
Allowance for loan losses	$3,069	$3,337
Net deferred loan fees	59	275
Nonaccrual loan interest	44	57
Valuation allowance on other real estate owned	6	6
Unrealized loss on securities available for sale and transferred to held to maturity	3,231	79
Other	324	311
Gross deferred tax assets	6,733	4,065
Valuation allowance	—	—
Total net deferred tax assets	6,733	4,065
Deferred tax liabilities
Depreciation	(1,176)	(1,199)
Prepaid expenses	(288)	(288)
Other	(410)	(415)
Gross deferred tax liabilities	(1,874)	(1,902)
Net deferred tax asset	$4,859	$2,163

There were no unrecognized tax benefits at March 31, 2022 or December 31, 2021 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2019.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	March 31, 2022	December 31, 2021
Commitments to make loans	$89,743	$128,648
Letters of credit	10,133	10,141
Unused lines of credit	727,230	677,902

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $353,000 and $1.3 million at March 31, 2022 and December 31, 2021, respectively.

The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline.  These commitments were approximately $5.9 million and $9.5 million at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, approximately 50.2% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of March 31, 2022, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

At March 31, 2022  and December 31, 2021, actual capital levels and minimum required levels were (dollars in thousands):

			Minimum Capital		Minimum Capital Adequacy With		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy		Capital Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
CET1 capital (to risk weighted assets)
Consolidated	$257,758	16.9%	$68,554	4.5%	$106,639	7.0%	N/A	N/A
Bank	249,690	16.4	68,539	4.5	106,616	7.0	$99,000	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	257,758	16.9	91,405	6.0	129,490	8.5	N/A	N/A
Bank	249,690	16.4	91,385	6.0	129,462	8.5	121,847	8.0
Total capital (to risk weighted assets)
Consolidated	272,374	17.9	121,873	8.0	159,958	10.5	N/A	N/A
Bank	264,306	17.4	121,847	8.0	159,924	10.5	152,308	10.0
Tier 1 capital (to average assets)
Consolidated	257,758	8.8	116,859	4.0	N/A	N/A	N/A	N/A
Bank	249,690	8.6	116,847	4.0	N/A	N/A	146,059	5.0

December 31, 2021
CET1 capital (to risk weighted assets)
Consolidated	$254,302	17.2%	$66,381	4.5%	$103,259	7.0%	N/A	N/A
Bank	246,239	16.7	66,370	4.5	103,242	7.0	$95,867	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	254,302	17.2	88,508	6.0	125,386	8.5	N/A	N/A
Bank	246,239	16.7	88,493	6.0	125,365	8.5	117,991	8.0
Total capital (to risk weighted assets)
Consolidated	270,191	18.3	118,011	8.0	154,889	10.5	N/A	N/A
Bank	262,128	17.8	117,991	8.0	154,863	10.5	147,488	10.0
Tier 1 capital (to average assets)
Consolidated	254,302	8.7	116,664	4.0	N/A	N/A	N/A	N/A
Bank	246,239	8.4	116,654	4.0	N/A	N/A	145,818	5.0

The Bank was categorized as “well capitalized” at March 31, 2022 and December 31, 2021.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At March 31, 2022, we had total assets of $2.93 billion, total loans of $1.10 billion, total deposits of $2.58 billion and shareholders’ equity of $245.6 million.  For the three months ended March 31, 2022, we recognized net income of $6.0 million compared to $7.8 million for the same period in 2021. The Bank was categorized as “well capitalized” under regulatory capital standards at March 31, 2022.

We paid a dividend of $0.08 per share in each quarter in 2021 and in the first quarter of 2022.

In March 2020, guidance issued by the federal banking agencies in consultation with FASB and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act collectively specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs. Through March 31, 2022, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  As of March 31, 2022, all of these modifications had expired and the loans had returned to their contractual payment terms.

The Bank was a participating lender in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Fees generated based on the origination of PPP loans are deferred and amortized into interest income over the contractual period of 24 months or 60 months, as applicable. Upon SBA forgiveness, unamortized fees are then recognized into interest income.

In 2020:
•	The Bank originated 1,738 PPP loans totaling $346.7 million in principal.
•	Fees generated totaled $10.0 million.
•	765 PPP loans totaling $113.5 million were forgiven.
•	Total net fees of $5.4 million were recognized.

In 2021:
•	The Bank originated 1,000 PPP loans totaling $128.1 million in principal.
•	Fees generated totaled $5.6 million.
•	1,722 PPP loans totaling $318.4 million were forgiven.
•	Total net fees of $8.3 million were recognized.

In the three months ended March 31, 2022:
•	175 PPP loans totaling $35.5 million were forgiven.
•	Total net fees of $1.0 million were recognized.

As of March 31, 2022, 70 PPP loans totaling $7.7 million in principal remained outstanding and total net fees of $281,000 remained unrecognized.

Index
RESULTS OF OPERATIONS

Summary: Net income for the three months ended March 31, 2022 was $6.0 million, compared to $7.8 million for the same period in 2021.  Net income per share on a diluted basis for the three months ended March 31, 2022 was $0.18 compared to $0.23 for the same period in 2021.

The decrease in earnings in the three months ended March 31, 2022 compared to the same period in 2021 was due primarily to lower levels of net interest income from lower PPP fee amortization and lower mortgage banking income, partially offset by a larger provision for loan loss benefit.  Net interest income decreased to $12.7 million in the three months ended March 31, 2022 compared to $14.5 million in the same period in 2021.   Gains on sales of mortgage loans decreased to $308,000 in the three months ended March 31, 2022 compared to $2.0 million in the same period in 2021.

The provision for loan losses was a benefit of $1.5 million for the three months ended March 31, 2022, compared to $0 for the same period in 2021.  We were in a net loan recovery position for the three months ended March 31, 2022, with $227,000 in net loan recoveries, compared to $44,000 in net loan recoveries in the same period in 2021.  The provision for loan losses in 2021 was also impacted by higher levels of qualitative environmental factors to address uncertainty and increased risk of loss attributable to the COVID-19 pandemic.  Several of these factors were reduced in the first quarter of 2022, reflecting improvement in economic conditions and success at mitigating the effects of the COVID-19 pandemic.

Net Interest Income: Net interest income totaled $12.7 million for the three months ended March 31, 2022 compared to $14.5 million for the same period in 2021.

Net interest income for the first quarter of 2022 decreased $1.8 million compared to the same period in 2021.  Of this decrease, $1.9 million was from changes in the volume of average interest earning assets and interest bearing liabilities, partially offset by a $69,000 increase from changes in rates earned or paid.  The largest changes occurred in interest income on commercial loans (excluding PPP loans) and in PPP loans which fluctuated significantly in the first quarter of 2022 compared to the same period in 2021.  The net change in interest income for commercial loans (excluding PPP loans) was a decrease of $1.1 million with a decrease of $615,000 due to rate and a decrease of $492,000 due to portfolio contraction.  PPP loans caused a reduction of $1.5 million in net interest income in the first quarter of 2022 primarily due to lower PPP fee recognition and significant principal forgiveness between the first quarter of 2021 and the first quarter of 2022.  Additionally, residential mortgage loan interest income decreased by $384,000 in the first quarter of 2022 compared to the same period in 2021.  Of the $384,000 decrease in interest income on residential mortgage loans, $282,000 was due to a decrease in average balances. Partially offsetting the impact of the loss of interest income from PPP loans was an increase in interest income from our investment portfolio as we deployed some of our excess investable funds.  The average balance of our investment portfolio grew by $258.7 million from $314.1 million in the first quarter of 2021 to $572.7 million in the first quarter of 2022.  This growth resulted in an additional $1.1 million of interest income in the first quarter of 2022.  Rate reductions in the deposit portfolio also served to partially offset the net negative effects of the changes noted above in interest income.

As we are in an asset-sensitive position, reductions in market interest rates have a negative impact on margin as our interest earning assets reprice faster than its interest-bearing liabilities. Much of our asset-sensitivity is due to commercial and consumer loans that have variable interest rates.  For both loan types we established floor rates several years ago.  These floors provide protection to net interest income when short-term interest rates decline.  This asset sensitivity; however, will serve to enhance net interest income as the Federal Reserve begins raising short-term interest rates.  The Federal Reserve’s first rate increase since 2018 of 25 basis points in March 2022 was too late in the quarter to have a meaningful impact on our first quarter 2022 interest income.

The cost of funds decreased to 0.11% in the first quarter of 2022 compared to 0.19% in the first quarter of 2021.  Decreases in the rates paid on our interest-bearing checking, savings and money market accounts in response to the federal funds rate decreases over the past year along with the impact of our redemption of the remaining trust preferred securities in the third quarter of 2021 caused the decrease in our cost of funds.

Index
The following table shows an analysis of net interest margin for the three month periods ended March 31, 2022 and 2021 (dollars in thousands):

	For the three months ended March 31,
	2022			2021
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$402,863	$1,434	1.43%	$190,019	$787	1.66%
Tax-exempt securities (1)	169,845	731	2.22	124,039	758	3.15
Commercial loans (2)	902,347	7,888	3.50	956,396	8,995	3.76
PPP loans (3)	20,364	1,052	20.66	240,545	2,552	4.24
Residential mortgage loans	116,504	939	3.22	150,701	1,323	3.51
Consumer loans	54,096	519	3.89	59,129	597	4.09
Federal Home Loan Bank stock	11,019	51	1.84	11,558	61	2.10
Federal funds sold and other short-term investments	1,111,216	529	0.19	804,913	201	0.10
Total interest earning assets (1)	2,788,254	13,143	1.92	2,537,300	15,274	2.45
Noninterest earning assets:
Cash and due from banks	32,505			31,156
Other	96,703			98,346
Total assets	$2,917,462			$2,666,802
Liabilities
Deposits:
Interest bearing demand	$706,872	$40	0.02%	$626,664	$35	0.02%
Savings and money market accounts	894,976	65	0.03	797,590	60	0.03
Time deposits	92,244	53	0.23	107,625	184	0.69
Borrowings:
Other borrowed funds	85,002	320	1.51	70,000	352	2.01
Long-term debt	—	—	—	20,619	153	2.96
Total interest bearing liabilities	1,779,094	478	0.11	1,622,498	784	0.19
Noninterest bearing liabilities:
Noninterest bearing demand accounts	875,223			789,133
Other noninterest bearing liabilities	11,545			14,148
Shareholders’ equity	251,600			241,023
Total liabilities and shareholders’ equity	$2,917,462			$2,666,802
Net interest income		$12,665			$14,490
Net interest spread (1)			1.81%			2.26%
Net interest margin (1)			1.85%			2.33%
Ratio of average interest earning assets to average interest bearing liabilities	156.72%			156.38%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at March 31, 2022 and 2021.
(2)
Includes loan fees of $99,000 and $169,000 for the three months ended March 31, 2022 and 2021, respectively.  Includes average nonaccrual loans of approximately $90,000 and $528,000 for the three months ended March 31, 2022 and 2021, respectively.  Excludes PPP loans.

(3)	Includes loan fees of $1.0 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate (dollars in thousands):

	For the three months ended March 31, 2022 vs 2021 Increase (Decrease) Due to
	Volume	Rate	Total

Interest income
Taxable securities	$771	$(124)	$647
Tax-exempt securities	305	(332)	(27)
Commercial loans, excluding PPP loans	(492)	(615)	(1,107)
PPP loans	(2,336)	836	(1,500)
Residential mortgage loans	(282)	(102)	(384)
Consumer loans	(49)	(29)	(78)
Federal Home Loan Bank stock	(3)	(7)	(10)
Federal funds sold and other short-term investments	95	233	328
Total interest income	(1,991)	(140)	(2,131)
Interest expense
Interest bearing demand	$5	$—	$5
Savings and money market accounts	7	(2)	5
Time deposits	(23)	(108)	(131)
Other borrowed funds	67	(99)	(32)
Long-term debt	(153)	—	(153)
Total interest expense	(97)	(209)	(306)
Net interest income	$(1,894)	$69	$(1,825)

Provision for Loan Losses: The provision for loan losses for the three months ended March 31, 2022 was a benefit of $1.5 million compared to $0 for the same period in 2021.  When excluding PPP loans, which are 100% guaranteed by the SBA, total loans increased by $27.5 million in the three months ended March 31, 2022.  Net loan recoveries were $227,000 in the three months ended March 31, 2022 compared to net loan recoveries of $44,000 in the same period in 2021.

Gross loan recoveries were $262,000 for the three months ended March 31, 2022 and $94,000 for the same period in 2021.  In the three months ended March 31, 2022, we had $35,000 in gross loan charge-offs, compared to $50,000 in the same period in 2021.

The amounts of loan loss provision in both the most recent quarter and comparable prior year period were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance.  The provision for loan losses for the three months ended March 31, 2022 was impacted by net reductions to certain qualitative factors.  More information about our allowance for loan losses and our methodology for establishing its level may be found under the heading “Allowance for Loan Losses” below.

Noninterest Income: Noninterest income for the three month period ended March 31, 2022 was $5.0 million compared to $6.5 million for the same period in 2021.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Service charges and fees on deposit accounts	$1,211	$992
Net gains on mortgage loans	308	2,015
Trust fees	1,088	1,005
ATM and debit card fees	1,599	1,485
Bank owned life insurance (“BOLI”) income	240	276
Investment services fees	313	477
Other income	206	289
Total noninterest income	$4,965	$6,539

Index
Net gains on mortgage loans were down $1.7 million in the three months ended March 31, 2022 compared to the same period in 2021 as a result of changes in the volume of loans originated for sale.  In the past two years volumes had been high due to a lower interest rate environment, spurring more refinancing of fixed rate loans which we sell into the secondary market.  Mortgage rates increased in the latter part of 2021 and the first quarter of 2022, causing a sharp reduction in mortgage volume.  Mortgage loans originated for sale in the three months ended March 31, 2022 were $10.1 million, compared to $47.3 million in the same period in 2021.

Trust fees were up $83,000 in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase for the three months ended March 31, 2022 was largely due to the 2021 period reflecting lower market valuations of trust assets resulting from the COVID-19 impact on the economy.  ATM and debit card fees were also up in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to reduced volume of usage by our customers related to COVID-19’s impact on the economy in the 2021 period.  These volumes and resulting income have returned to more normal levels in the 2022 period.  Service charges on deposit accounts increased in the three months ended March 31, 2022 as compared to the same period in 2021 as customers returned to more normal behaviors in 2022 after having curtailed spending in 2021 due to uncertainty related to the COVID-19 pandemic.  Additionally, customers’ account balances in 2021 were bolstered by economic impact payments, thereby resulting in fewer overdrafts and related fees.

Noninterest Expense: Noninterest expense increased by $254,000 to $11.7 million for the three month period ended March 31, 2022 as compared to the same period in 2021.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Salaries and benefits	$6,289	$6,412
Occupancy of premises	1,172	1,037
Furniture and equipment	1,016	937
Legal and professional	194	222
Marketing and promotion	195	175
Data processing	884	908
FDIC assessment	180	170
Interchange and other card expense	373	358
Bond and D&O insurance	130	111
Outside services	494	434
Other noninterest expense	812	721
Total noninterest expense	$11,739	$11,485

Most categories of noninterest expense were relatively unchanged compared to the three months ended March 31, 2021 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, decreased by $123,000 in the three months ended March 31, 2022 from the same period in 2021. This decrease is primarily due to a decrease in variable-based compensation due to lower mortgage origination volume, offset by an increase in 401k matching contributions. The table below identifies the primary components of salaries and benefits (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Salaries and other compensation	$5,627	$5,759
Salary deferral from commercial loan originations	(215)	(352)
Bonus accrual	221	182
Mortgage production - variable comp	144	334
401k matching contributions	212	127
Medical insurance costs	300	362
Total salaries and benefits	$6,289	$6,412

Occupancy expenses were up $135,000 in the three months ended March 31, 2022 compared to the same period in 2021 due to fluctuations in maintenance costs incurred.  Furniture and equipment expenses were up $79,000 in the three months ended March 31, 2022 compared to the same period in 2021 due to costs associated with equipment and service contracts primarily to improve information security.

Index
Federal Income Tax Expense: We recorded $1.4 million in federal income tax expense for the three month period ended March 31, 2022 compared to $1.8 million for the same period in 2021.  Our effective tax rate for the three month period ended March 31, 2022 was 18.82%  compared to 18.50% for the same period in 2021.

FINANCIAL CONDITION

Total assets were $2.93 billion at March 31, 2022, an increase of $1.1 million from December 31, 2021. This change reflected increases of $117.6 million in debt securities held to maturity, $2.2 million in other assets and $252,000 in bank-owned life insurance, partially offset by a decrease of $69.9 million in debt securities available for sale, $40.8 million in cash and cash equivalents, $7.1 million in our loan portfolio,  and $1.4 million in FHLB stock. Total deposits increased by $4.3 million at March 31, 2022 compared to December 31, 2021.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $1.11 billion at March 31, 2022 compared to $1.15 billion at December 31, 2021.  The decrease in these balances primarily related to an increase in our investment portfolio.

Securities: Debt securities available for sale were $346.1 million at March 31, 2022 compared to $416.1 million at December 31, 2021. The balance at March 31, 2022 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio was $254.6 million at March 31, 2022 compared to $137.0 million at December 31, 2021.  Our held to maturity portfolio is comprised of U.S. Treasury securities and state, municipal and privately placed commercial bonds.

On January 1, 2022, we reclassified ten U.S. Treasury securities with an amortized cost of $123.5 million from available for sale to held to maturity, as we have the intent and ability to hold these securities to maturity.  All ten of these U.S. Treasury securities were purchased within the fourth quarter of 2021.  Subsequently and upon further analysis of these purchases, management decided to reclassify them to held to maturity given their short-term nature.  These securities had net unrealized gains of $113,000 at the date of transfer, which will continue to be reported in accumulated other comprehensive income, and will be amortized over the remaining life of the securities as an adjustment of yield.  The effect on interest income of the amortization of net unrealized gains is offset by the amortization of the premium on the securities transferred.  Total securities increased $47.6 million from $553.1 million at December 31, 2021 to $600.7 million at March 31, 2022 as we continued to deploy excess liquidity into higher yielding assets.  We plan further growth of our investment portfolio in the second quarter of 2022.

We classify privately placed municipal and commercial bonds as held to maturity as they are typically non-transferable in the bond market.  In addition, going forward we will generally classify short-term U.S. Treasury securities as held to maturity.  Typically the final maturity on these short-term Treasury securities will be three years or less.  Longer-term Treasury securities and all other marketable debt securities are generally classified as available for sale.

Portfolio Loans and Asset Quality: Total portfolio loans decreased by $7.1 million in the first three months of 2022 and were $1.10 billion at March 31, 2022 compared to $1.11 billion at December 31, 2021. During the first three months of 2022, our commercial portfolio decreased by $3.8 million.  We received forgiveness proceeds on 175 PPP loans totaling $35.5 million in the three months ended March 31, 2022.  Excluding the PPP loans, our commercial loans increased by $30.7 million in the first three months of 2022.  Our consumer portfolio increased by $223,000 and our residential mortgage portfolio decreased by $3.5 million in the first three months of 2022.

Mortgage loans originated for portfolio are typically adjustable rate loans as well as fixed rate loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for portfolio in the first three months of 2022 increased $5 million compared to the same period in 2021, from $9.8 million in the first three months of 2021 to $14.8 million in the same period in 2022.  However, this increase in volume was not enough to offset paydowns on mortgage portfolio loans.

The volume of residential mortgage loans originated for sale in the first three months of 2022 decreased $37.2 million compared to the same period in 2021. Residential mortgage loans originated for sale were $10.1 million in the first three months of 2022 compared to $47.3 million in the first three months of 2021.

Index
The following table shows our loan origination activity for loans to be held in portfolio during the first three months of 2022 and 2021, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$4,322	2.7%	$1,080	$5,086	2.7%	$636
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	1,570	1.0	523	433	0.2	217
Commercial development	—	—	—	—	—	—
Residential improved	23,944	15.1	684	36,580	19.4	778
Commercial improved	22,907	14.5	1,909	3,656	1.9	609
Manufacturing and industrial	44,128	27.8	4,413	8,553	4.5	1,222
Total commercial real estate	96,871	61.1	1,514	54,308	28.7	776
Commercial and industrial, excluding PPP	32,371	20.4	549	15,652	8.3	423
PPP loans	—	—	—	96,958	51.2	129
Total commercial and commercial real estate	129,242	81.5	1,051	166,918	88.2	1,560
Consumer
Residential mortgage	14,829	9.4	362	9,803	5.2	338
Unsecured	—	—	—	—	—	—
Home equity	13,372	8.4	131	12,105	6.4	114
Other secured	1,080	0.7	154	375	0.2	20
Total consumer	29,281	18.5	195	22,283	11.8	145
Total loans	$158,523	100.0%	$581	$189,201	100.0%	725

The following table shows a breakout of our commercial loan activity during the first three months of 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Commercial loans originated	$129,242	$166,918
Repayments of commercial loans	(96,582)	(154,807)
Change in undistributed - available credit	(36,458)	(43,073)
Net increase (decrease) in total commercial loans	$(3,798)	$(30,962)

Overall, the commercial loan portfolio decreased $3.8 million in the first three months of 2022.  Our commercial and industrial portfolio decreased by $10.0 million while our commercial real estate loans increased by $6.2 million.  Included in the commercial production for the first three months of 2021 is $97.0 million in PPP loans, while there were no such loans originated in the first three months of 2022.  Our overall production of commercial loans decreased by $37.7 million from $166.9 million in the first three months of 2021 to $129.2 million in the same period of 2022 mostly due to the significantly lower production of PPP loans (down $97.0 million).  Excluding PPP production, our commercial loan originations in the first three months of 2022 were $59.3 million higher than in the first three months of 2021.  This growth came largely from commercial real estate originations, which were up $42.5 million in the first quarter of 2022, primarily in the manufacturing and industrial category, which were up $35.6 million, and commercial improved, which were up $19.3 million, as these businesses expand following the pandemic slowdown.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 84.6% and 84.4% of the total loan portfolio at March 31, 2022 and December 31, 2021, respectively. Residential mortgage and consumer loans comprised approximately 15.4% and 15.6% of total loans at March 31, 2022 and December 31, 2021, respectively.

Index
A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	March 31, 2022		December 31, 2021
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$3,758	0.3%	$4,862	0.4%
Unsecured to residential developers	5,000	0.5	5,000	—
Vacant and unimproved	37,749	3.4	36,240	3.3
Commercial development	117	—	171	—
Residential improved	100,145	9.1	100,077	9.0
Commercial improved	258,537	23.5	259,039	23.4
Manufacturing and industrial	117,007	10.6	110,712	10.0
Total commercial real estate	522,313	47.4	516,101	46.5
Commercial and industrial, excluding PPP	402,854	36.5	379,318	34.1
PPP loans	7,393	0.7	41,939	3.8
Total commercial and commercial real estate	932,560	84.6	937,358	84.4
Consumer
Residential mortgage	114,284	10.4	117,800	10.7
Unsecured	201	—	210	—
Home equity	50,831	4.6	51,269	4.6
Other secured	4,026	0.4	3,356	0.3
Total consumer	169,342	15.4	172,635	15.6
Total loans	$1,101,902	100.0%	$1,109,993	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 47.4% and 46.5% of the total loan portfolio at March 31, 2022 and December 31, 2021, respectively, and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 10.4% of portfolio loans at March 31, 2022 and 10.7% at December 31, 2021.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. This portfolio increased by $223,000 to $55.1 million at March 31, 2022 from $54.8 million at December 31, 2021.  These other consumer loans comprised 5.0% of our portfolio loans at March 31, 2022 and 4.9% at December 31, 2021.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At March 31, 2022, nonperforming assets totaled $2.4 million, unchanged from $2.4 million at December 31, 2021. There were no additions to other real estate owned in the first three months of 2022 or in the first three months of 2021.  At March 31, 2022, there were no loans in foreclosure, so we expect there to be few, if any, additions to other real estate owned in the remainder of 2022.  Proceeds from sales of foreclosed properties were $0 in the first three months of 2022, resulting in net realized loss on sales of $0.  Proceeds from sales of foreclosed properties were $148,000 in the first three months of 2021, resulting in net realized loss on sales of $14,000.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing.  Nonperforming loans at March 31, 2022 consisted of $5,000 of commercial real estate loans and $85,000 of consumer and residential mortgage loans.  As of March 31, 2022, nonperforming loans totaled $90,000, or 0.01% of total portfolio loans, compared to $92,000, or 0.01% of total portfolio loans, at December 31, 2021.

Index
Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $2.3 million at March 31, 2022 and $2.3 million at December 31, 2021. The entire balance at March 31, 2022 was comprised of one commercial real estate property. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	March 31, 2022	December 31, 2021
Nonaccrual loans	$90	$91
Loans 90 days or more delinquent and still accruing	—	1
Total nonperforming loans (NPLs)	90	92
Foreclosed assets	2,343	2,343
Repossessed assets	—	—
Total nonperforming assets (NPAs)	$2,433	$2,435
NPLs to total loans	0.01%	0.01%
NPAs to total assets	0.08%	0.08%

The following table shows the composition and amount of our troubled debt restructurings (TDRs) at March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022			December 31, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$5,362	$2,796	$8,158	$4,497	$3,024	$7,521
Nonperforming TDRs (1)	5	—	5	5	—	5
Total TDRs	$5,367	$2,796	$8,163	$4,502	$3,024	$7,526

(1)	Included in nonperforming asset table above

We had a total of $8.2 million and $7.5 million of loans whose terms have been modified in TDRs as of March 31, 2022 and December 31, 2021, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and whether cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs increased by $637,000 from December 31, 2021 to March 31, 2022 due to advances on one commercial TDR more than offsetting payoffs and paydowns on other existing TDRs.  There were 47 loans identified as TDRs at March 31, 2022 compared to 54 loans at December 31, 2021.

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

Allowance for loan losses: The allowance for loan losses at March 31, 2022 was $14.6 million, a decrease of $1.3 million from December 31, 2021.  The allowance for loan losses represented 1.33% of total portfolio loans at March 31, 2022 and 1.43% at December 31, 2021.  The ratios at March 31, 2022 and December 31, 2021 are impacted by $7.4 million and $41.9 million of remaining PPP loans, respectively, which are fully guaranteed and receive no allowance allocation.  The ratios excluding these loans were 1.34% and 1.49% at March 31, 2022 and December 31, 2021, respectively.  The allowance for loan losses to nonperforming loan coverage ratio increased from 17270.7% at December 31, 2021 to 16240.0% at March 31, 2022.

Index
The table below shows the changes in certain credit metrics over the past five quarters (dollars in thousands):

	Quarter Ended March 31, 2022	Quarter Ended December 31, 2021	Quarter Ended September 30, 2021	Quarter Ended June 30, 2021	Quarter Ended March 31, 2021
Nonperforming loans	$90	$92	$420	$433	$525
Other real estate owned and repo assets	2,343	2,343	2,343	2,343	2,371
Total nonperforming assets	2,433	2,435	2,763	2,776	2,896
Net charge-offs (recoveries)	(227)	(107)	(276)	(104)	(44)
Total delinquencies	171	129	437	126	217

At March 31, 2022, we had net loan recoveries in twenty-seven of the past twenty-nine quarters.  Our total delinquencies were $171,000 at March 31, 2022 and $129,000 at December 31, 2021.  Our delinquency percentage at March 31, 2022 was 0.02%.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses decreased $1.3 million in the first three months of 2022.  We recorded a provision for loan loss benefit of $1.5 million for the three months ended March 31, 2022 compared to $0 for the same period of 2021.  Net loan recoveries were $227,000 for the three months ended March 31, 2022, compared to net loan recoveries of $44,000 for the same period in 2021. The ratio of net charge-offs (recoveries) to average loans was -0.08% on an annualized basis for the first three months of 2022 and -0.01% for the first three months of 2021.

While we have experienced low levels of gross charge-offs over recent quarters, we recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets.

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

Overall, impaired loans increased by $637,000 to $8.2 million at March 31, 2022 compared to $7.5 million at December 31, 2021.  The specific allowance for impaired loans decreased $25,000 to $540,000 at March 31, 2022, compared to $565,000 at December 31, 2021.  The specific allowance for impaired loans represented 6.6% of total impaired loans at March 31, 2022 and 7.5% at December 31, 2021.

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

We also have considered the effect of COVID-19 on our loan borrowers and our local economy.  With the widespread vaccination efforts, coupled with significant reduction in infection rates in the first quarter 2022, we determined that adjustments to certain qualitative factors were appropriate in the first quarter of 2022.  We also considered the improving economic conditions, including sharp reductions in unemployment and actions taken by the Federal Reserve in response to employment and inflation.  As a result, we reduced the economic qualitative factor by 3 basis points in the first quarter of 2022.  In the second quarter 2021, we added 20 basis points to our consumer loan portfolio qualitative factors to address the risk that economic impact payments may be masking consumer delinquency and default.  We removed this 20 basis point allocation in the first quarter of 2022 as we did not experience losses or increased delinquency in these portfolios.  We also reduced the qualitative factor for changes in lending personnel by 4 basis points in the first quarter of 2022.  Slightly offsetting this was the addition of 2 basis points for our qualitative factor related to the effect of rising interest rates in the first quarter of 2022.  One additional change to the allowance calculation in the first quarter of 2022 was the removal of a loan pool we had maintained for loans receiving three modifications during the pandemic.  These loans have all returned to contractual payment terms over an extended period of time and have returned to their normal loan pools.

Index
Certain industry sectors have been more negatively impacted by the economic effects of COVID-19 than others such as hospitality, restaurants and sporting events.  We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (31.3%), followed by Manufacturing (13.8%) and Retail Trade (10.3%).

The table below breaks down our commercial loan portfolio by industry type at March 31, 2022 and identifies the percentage of loans in each type that have a pass rating within our grading system (4 or better) and criticized rating (5 or worse) (dollars in thousands):

	March 31, 2022
	Excluding PPP	PPP Loans	Total	Percent of Total Loans	Percent Grade 4 or Better	Percent Grade 5 or Worse
Industry:
Agricultural Products	$44,211	$21	$44,232	4.74%	90.09%	9.91%
Mining and Oil Extraction	1,317	—	1,317	0.14%	94.91%	5.09%
Construction	69,737	495	70,232	7.53%	97.76%	2.24%
Manufacturing	127,534	1,100	128,634	13.79%	97.86%	2.14%
Wholesale Trade	72,098	147	72,245	7.75%	100.00%	0.00%
Retail Trade	95,930	964	96,894	10.39%	99.92%	0.08%
Transportation and Warehousing	45,953	594	46,547	4.99%	98.20%	1.80%
Information	677	—	677	0.07%	6.94%	93.06%
Finance and Insurance	36,369	—	36,369	3.90%	100.00%	0.00%
Real Estate and Rental and Leasing	291,357	554	291,911	31.30%	99.92%	0.08%
Professional, Scientific and Technical Services	4,874	569	5,443	0.58%	96.05%	3.95%
Management of Companies and Enterprises	4,725	—	4,725	0.51%	100.00%	0.00%
Administrative and Support Services	15,644	99	15,743	1.69%	99.36%	0.64%
Education Services	2,842	7	2,849	0.31%	97.12%	2.88%
Health Care and Social Assistance	35,007	40	35,047	3.76%	100.00%	0.00%
Arts, Entertainment and Recreation	4,325	311	4,636	0.50%	93.14%	6.86%
Accommodations and Food Services	39,976	2,023	41,999	4.50%	85.03%	14.97%
Other Services	32,591	469	33,060	3.55%	99.49%	0.51%
Total commercial loans	$925,167	$7,393	$932,560	100.00%	98.10%	1.90%

Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $12.0 million at March 31, 2022 and $12.9 million at December 31, 2021.  The qualitative component of our allowance allocated to commercial loans was $12.0 million at March 31, 2022, down $878,000 from $12.9 million at December 31, 2021.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $1.9 million at March 31, 2022 and $2.4 million at December 31, 2021.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Bank-Owned Life Insurance:  Bank-owned life insurance increased $252,000 from December 31, 2021 to March 31, 2022 due to earnings on the underlying policies.

Premises and Equipment:   Premises and equipment totaled $41.4 million at March 31, 2022, down $360,000 from $41.8 million at December 31, 2021.

Deposits and Other Borrowings: Total deposits increased $4.3 million to $2.58 billion at March 31, 2022, as compared to $2.58 billion at December 31, 2021.  Non-interest checking account balances increased $32.8 million during the first three months of 2022.  Interest bearing demand account balances decreased $58.1 million and savings and money market account balances increased $33.7 million in the first three months of 2022 as municipal and business customers have held higher balances during the COVID-19 pandemic.  Certificates of deposits decreased by $4.0 million in the first three months of 2022 reflecting the continued low market interest rates.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Index
Noninterest bearing demand accounts comprised 36% of total deposits at March 31, 2022 and 34% of total deposits at December 31, 2021.  These balances typically increase at year end for many of our commercial customers, then decline in the first half of the next year.  This didn’t happen in 2021 due to customers of all types holding higher balances during the COVID-19 pandemic.  In addition, because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 61% of total deposits at March 31, 2022 and 62% at December 31, 2021. Time accounts as a percentage of total deposits were 3% at March 31, 2022 and 3% at December 31, 2021.

Borrowed funds at March 31, 2022 consisted of $85.0 million of Federal Home Loan Bank (“FHLB”) advances.  Borrowed funds at December 31, 2021 consisted of $85.0 million of FHLB advances.  On January 21, 2022, the FHLB exercised its option to put an advance totaling $25.0 million to the Company.  This advance carried an interest rate of 0.01% and had a maturity date of July 21, 2031.  The Company paid off this advance as required on January 21, 2022.  On January 21, 2022, the Company executed a new $25.0 million advance with the FHLB with similar terms.  This advance carried an interest rate of 0.05% and a maturity date of January 21, 2032.  The first put date for this advance was April 21, 2022.  The FHLB exercised its put option on this advance and it was paid off by the Company as required on April 21, 2022.

CAPITAL RESOURCES

Total shareholders’ equity of $245.6 million at March 31, 2022 reflected a decrease of $8.4 million from $254.0 million at December 31, 2021. The decrease was primarily a result of a negative swing of $11.9 million in accumulated other comprehensive income (“AOCI”) and a payment of $2.7 million in cash dividends to shareholders more than offsetting our net income of $6.0 million earned in the first three months of 2022.    The negative swing in AOCI was attributable to a sharp increase in market interest rates on bonds during the first quarter 2022 causing a devaluation in market value on our investment securities available for sale.  The Bank was categorized as “well capitalized” at March 31, 2022.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	March 31, 2022	December 31, 2021	Sept 30, 2021	June 30, 2021	March 31, 2021
Total capital to risk weighted assets	17.9%	18.3%	18.6%	19.7%	19.3%
Common Equity Tier 1 to risk weighted assets	16.9	17.2	17.4	17.1	16.7
Tier 1 capital to risk weighted assets	16.9	17.2	17.4	18.5	18.1
Tier 1 capital to average assets	8.8	8.7	8.5	9.5	9.8

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At March 31, 2022, the Bank held $1.08 billion of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $201.4 million as of March 31, 2022.

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At March 31, 2022, we had a total of $727.2 million in unused lines of credit, $89.7 million in unfunded loan commitments and $10.1 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2021, the Bank paid dividends to the Company totaling $33.1 million.  In the same period, the Company paid $10.9 million in dividends to its shareholders and $20.6 million to redeem outstanding trust preferred securities.  On February 23, 2022, the Bank paid a dividend totaling $2.9 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on February 24, 2022 to shareholders of record on February 10, 2022.  The cash distributed for this cash dividend payment totaled $2.7 million.   The Company retained the remaining balance in each period for general corporate purposes.  At March 31, 2022, the Bank had a retained earnings balance of $86.4 million.

The Company’s cash balance at March 31, 2022 was $7.8 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the “Allowance for Loan Losses” discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first three months of 2022.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At March 31, 2022, we had gross deferred tax assets of $6.7 million and gross deferred tax liabilities of $1.9 million resulting in a net deferred tax asset of $4.9 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  We concluded at March 31, 2022 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2022 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$367,524	2.33%	$60,997	14.20%
Interest rates up 100 basis points	362,650	0.97	57,102	6.91
No change	359,152	—	53,412	—
Interest rates down 100 basis points	331,094	(7.81)	49,548	(7.23)
Interest rates down 200 basis points	296,915	(17.33)	49,005	(8.25)

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

Index
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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2022, the end of the period covered by this report.

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

The following table provides information regarding the Company’s purchase of its own common stock during the first quarter of 2022.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock surrendered to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period
January 1 - January 31, 2022
Employee Transactions	—	$—
February 1 - February 28, 2022
Employee Transactions	1,338	9.32
March 1 - March 31, 2022
Employee Transactions	—	—
Total for First Quarter ended March 31, 2022
Employee Transactions	1,338	$9.32

Item 6.	EXHIBITS.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
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

Dated: April 28, 2022