Form 10-Q
period 2022-06-30
MACATAWA BANK CORP
filed 2022-07-28
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,253,147 shares of the Company’s Common Stock (no par value) were outstanding as of July 28, 2022.

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

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	53

	Item 4.
	Controls and Procedures	54

Part II.	Other Information:

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	55

	Item 6.
	Exhibits	55

Signatures		56

Index
Part I	Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2022 (unaudited) and December 31, 2021
(Dollars in thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$38,376	$23,669
Federal funds sold and other short-term investments	721,826	1,128,119
Cash and cash equivalents	760,202	1,151,788
Debt securities available for sale, at fair value	435,628	416,063
Debt securities held to maturity (fair value 2022 - $341,274 and 2021 - $139,272)	352,721	137,003
Federal Home Loan Bank (FHLB) stock	10,211	11,558
Loans held for sale, at fair value	1,163	1,407
Total loans	1,111,915	1,108,993
Allowance for loan losses	(14,631)	(15,889)
Net loans	1,097,284	1,093,104
Premises and equipment – net	41,088	41,773
Accrued interest receivable	5,108	4,088
Bank-owned life insurance	52,963	52,468
Other real estate owned - net	2,343	2,343
Net deferred tax asset	6,516	2,163
Other assets	15,981	14,993
Total assets	$2,781,208	$2,928,751
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$903,334	$886,115
Interest-bearing	1,591,249	1,691,843
Total deposits	2,494,583	2,577,958
Other borrowed funds	30,000	85,000
Accrued expenses and other liabilities	13,516	11,788
Total liabilities	2,538,099	2,674,746
Commitments and contingent liabilities
Shareholders’ equity
Common stock, no par value, 200,000,000 shares authorized; 34,253,147 and 34,259,945 shares issued and outstanding at June 30, 2022 and December 31, 2021	219,456	219,082
Retained earnings	42,332	35,220
Accumulated other comprehensive loss	(18,679)	(297)
Total shareholders’ equity	243,109	254,005
Total liabilities and shareholders’ equity	$2,781,208	$2,928,751

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and six month periods ended June 30, 2022 and 2021
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Interest income
Loans, including fees	$10,344	$13,303	$20,741	$26,770
Securities
Taxable	2,618	792	4,052	1,579
Tax-exempt	702	760	1,434	1,518
FHLB Stock	51	56	102	117
Federal funds sold and other short-term investments	1,720	273	2,249	474
Total interest income	15,435	15,184	28,578	30,458
Interest expense
Deposits	245	244	403	523
Other borrowings	347	328	667	681
Long-term debt	—	155	—	307
Total interest expense	592	727	1,070	1,511
Net interest income	14,843	14,457	27,508	28,947
Provision for loan losses	—	(750)	(1,500)	(750)
Net interest income after provision for loan losses	14,843	15,207	29,008	29,697
Noninterest income
Service charges and fees	1,218	1,065	2,430	2,057
Net gains on mortgage loans	199	1,311	508	3,326
Trust fees	1,096	1,133	2,184	2,138
ATM and debit card fees	1,762	1,683	3,360	3,168
Bank owned life insurance (“BOLI”) income	230	250	470	526
Other	626	727	1,144	1,492
Total noninterest income	5,131	6,169	10,096	12,707
Noninterest expense
Salaries and benefits	6,402	6,502	12,691	12,914
Occupancy of premises	1,071	994	2,243	2,031
Furniture and equipment	988	978	2,004	1,915
Legal and professional	271	274	465	496
Marketing and promotion	195	175	390	350
Data processing	924	855	1,808	1,762
FDIC assessment	197	159	377	329
Interchange and other card expense	406	388	779	746
Bond and D&O Insurance	129	111	259	222
Other	1,330	1,282	2,636	2,438
Total noninterest expenses	11,913	11,718	23,652	23,203
Income before income tax	8,061	9,658	15,452	19,201
Income tax expense	1,493	1,840	2,884	3,605
Net income	$6,568	$7,818	$12,568	$15,596
Basic earnings per common share	$0.19	$0.23	$0.37	$0.46
Diluted earnings per common share	$0.19	$0.23	$0.37	$0.46
Cash dividends per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and six month periods ended June 30, 2022 and 2021
(unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net income	$6,568	$7,818	$12,568	$15,596
Other comprehensive income (loss):
Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	(8,251)	739	(23,371)	(2,651)
Net unrealized gain at time of transfer on securities transferred to held-to-maturity	—	—	113	—
Amortization of net unrealized gains on securities transferred to held-to-maturity	(6)	—	(10)	—
Tax effect	1,734	(155)	4,886	557
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	(6,523)	584	(18,382)	(2,094)
Less: reclassification adjustments:
Reclassification for gains included in net income	—	—	—	—
Tax effect	—	—	—	—
Reclassification for gains included in net income, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	(6,523)	584	(18,382)	(2,094)
Comprehensive income (loss)	$45	$8,402	$(5,814)	$13,502

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three and six month periods ended June 30, 2022 and 2021
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, April 1, 2021	$218,687	$22,156	$1,536	$242,379
Net income for the three months ended June 30, 2021	—	7,818	—	7,818
Cash dividends at $0.08 per share	—	(2,723)	—	(2,723)
Repurchase of 815 shares for taxes withheld on vested restricted stock	(7)	—	—	(7)
Other comprehensive income, net of tax	—	—	584	584
Stock compensation expense	166	—	—	166
Balance, June 30, 2021	$218,846	$27,251	$2,120	$248,217

Balance, April 1, 2022	$219,266	$38,492	$(12,156)	$245,602
Net income for the three months ended June 30, 2022	—	6,568	—	6,568
Cash dividends at $0.08 per share	—	(2,728)	—	(2,728)
Repurchase of 815 shares for taxes withheld on vested restricted stock	(7)	—	—	(7)
Other comprehensive income, net of tax	—	—	(6,523)	(6,523)
Stock compensation expense	197	—	—	197
Balance, June 30, 2022	$219,456	$42,332	$(18,679)	$243,109

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2021	$218,528	$17,101	$4,214	$239,843
Net income for the six months ended June 30, 2021	—	15,596	—	15,596
Cash dividends at $0.16 per share	—	(5,446)	—	(5,446)
Repurchase of 1,341 shares for taxes withheld on vested restricted stock	(12)	—	—	(12)
Other comprehensive income, net of tax	—	—	(2,094)	(2,094)
Stock compensation expense	330	—	—	330
Balance, June 30, 2021	$218,846	$27,251	$2,120	$248,217

Balance, January 1, 2022	$219,082	$35,220	$(297)	$254,005
Net income for the six months ended June 30, 2022	—	12,568	—	12,568
Cash dividends at $0.16 per share	—	(5,456)	—	(5,456)
Repurchase of 2,153 shares for taxes withheld on vested restricted stock	(20)	—	—	(20)
Other comprehensive income, net of tax	—	—	(18,382)	(18,382)
Stock compensation expense	394	—	—	394
Balance, June 30, 2022	$219,456	$42,332	$(18,679)	$243,109

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six month periods ended June 30, 2022 and 2021
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities
Net income	$12,568	$15,596
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,204	1,143
Stock compensation expense	394	330
Provision for loan losses	(1,500)	(750)
Origination of loans for sale	(18,548)	(86,498)
Proceeds from sales of loans originated for sale	19,300	90,494
Net gains on mortgage loans	(508)	(3,326)
Write-down of other real estate	—	4
Net loss on sales of other real estate	—	20
Deferred income tax expense (benefit)	533	(144)
Earnings in bank-owned life insurance	(470)	(526)
Change in accrued interest receivable and other assets	(2,008)	1,384
Change in accrued expenses and other liabilities	66	(803)
Net cash from operating activities	11,031	16,924
Cash flows from investing activities
Loan originations and payments, net	(2,680)	191,152
Purchases of securities available for sale	(186,326)	(50,605)
Purchases of securities held to maturity	(137,355)	(51,232)
Purchase of bank-owned life insurance	—	(10,000)
Proceeds from:
Maturities and calls of securities	22,746	31,013
Principal paydowns on securities	43,968	23,429
Sales of other real estate	—	170
Proceeds from redemption of FHLB stock	1,347	—
Proceeds from payout of bank-owned insurance claim	—	560
Additions to premises and equipment	(466)	(861)
Net cash from investing activities	(258,766)	133,626
Cash flows from financing activities
Change in deposits	(83,375)	301,489
Repayments and maturities of other borrowed funds	(80,000)	(10,000)
Proceeds from other borrowed funds	25,000	—
Repurchase of shares for taxes withheld on vested restricted stock	(20)	(12)
Cash dividends paid	(5,456)	(5,446)
Net cash from financing activities	(143,851)	286,031
Net change in cash and cash equivalents	(391,586)	436,581
Cash and cash equivalents at beginning of period	1,151,788	783,736
Cash and cash equivalents at end of period	$760,202	$1,220,317

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six month periods ended June 30, 2022 and 2021
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Supplemental cash flow information
Interest paid	$1,106	$1,535
Income taxes paid	3,000	4,000
Supplemental noncash disclosures:
Security settlement	1,662	736
Transfer of securities from available for sale to held to maturity	123,469	—

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

Recent Events:   In response to the COVID-19 pandemic, federal state and local governments have taken and continue to take actions designed to mitigate the effect on public health and to address the economic impact from the virus.  The effects of COVID-19 and its related variants could, among other risks, result in a material increase in requests from the Company’s customers for loan deferrals, modifications to the terms of loans, or other borrower accommodations; have a material adverse impact on the financial condition of the Company’s customers, potentially impacting their ability to make payments to the Company as scheduled driving an increase in delinquencies and loan losses; result in additional material provision for loan losses; result in a decreased demand for the Company’s loans; or negatively impact the Company’s ability to access capital on attractive terms or at all.  Those effects could have a material adverse impact on the Company’s and its customers’ business, financial condition, and results of operations.

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

In 2020:
•	The Bank originated 1,738 PPP loans totaling $346.7 million in principal.
•	Fees generated totaled $10.0 million.
•	765 PPP loans totaling $113.5 million were forgiven.
•	Total net fees of $5.4 million were recognized.

In 2021:
•	The Bank originated 1,000 PPP loans totaling $128.1 million in principal.
•	Fees generated totaled $5.6 million.
•	1,722 PPP loans totaling $318.4 million were forgiven.
•	Total net fees of $8.3 million were recognized.

In the six months ended June 30, 2022:
•	217 PPP loans totaling $40.3 million were forgiven.
•	Total net fees of $1.2 million were recognized.

As of June 30, 2022, 21 PPP loans totaling $2.8 million in principal remained outstanding and total net fees of $94,000 remained unrecognized.

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

Operating results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At June 30, 2022, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, securities and other financial instruments that are not within the scope of Topic 606.  The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income is not necessary.

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, each of which is carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At June 30, 2022 and December 31, 2021, the total notional amount of such agreements was $129.8 million and $140.7 million, respectively, and resulted in a derivative asset with a fair value of $4.6 million and $3.3 million, respectively, which were included in other assets and a derivative liability of $4.6 million and $3.3 million, respectively, which were included in other liabilities.

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
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Changes in the fair values of these interest rate lock and mortgage backed security and forward commitment derivatives are included in net gains on mortgage loans.  The fair value of interest rate lock commitments was $(5,000) at June 30, 2022 and $25,000 at December 31, 2021.  The net fair value of mortgage backed security derivatives was $300 at June 30, 2022 and $(13,000) at December 31, 2021.

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. As of June 30, 2022 and December 31, 2021, these loans had net unrealized gains of $16,000 and $51,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold with servicing released; therefore no mortgage servicing right assets are established.

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Available for Sale
U.S. Treasury and federal agency securities	$209,323	$29	$(9,396)	$199,956
U.S. Agency MBS and CMOs	102,755	73	(8,699)	94,129
Tax-exempt state and municipal bonds	39,567	97	(267)	39,397
Taxable state and municipal bonds	99,040	13	(5,389)	93,664
Corporate bonds and other debt securities	8,690	9	(217)	8,482
	$459,375	$221	$(23,968)	$435,628

Held to Maturity
U.S. Treasury	$231,935	$71	$(8,291)	$223,715
Tax-exempt state and municipal bonds	120,786	139	(3,366)	117,559
	$352,721	$210	$(11,657)	$341,274

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for Sale
U.S. Treasury and federal agency securities	$208,153	$215	$(1,523)	$206,845
U.S. Agency MBS and CMOs	87,343	416	(962)	86,797
Tax-exempt state and municipal bonds	36,298	1,258	—	37,556
Taxable state and municipal bonds	79,394	812	(645)	79,561
Corporate bonds and other debt securities	5,251	63	(10)	5,304
	$416,439	$2,764	$(3,140)	$416,063
Held to Maturity
Tax-exempt state and municipal bonds	$137,003	$2,484	$(215)	$139,272

There were no sales of securities in the three and six month periods ended June 30, 2022 and 2021.

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

Contractual maturities of debt securities at June 30, 2022 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$20,307	$20,126	$15,795	$15,795
Due from one to five years	310,172	299,759	267,490	258,879
Due from five to ten years	22,242	21,389	74,995	68,458
Due after ten years	—	—	101,095	92,496
	$352,721	$341,274	$459,375	$435,628

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$156,760	$(5,059)	$34,712	$(4,337)	$191,472	$(9,396)
U.S. Agency MBS and CMOs	71,643	(6,522)	12,257	(2,177)	83,900	(8,699)
Tax-exempt state and municipal bonds	14,305	(267)	—	—	14,305	(267)
Taxable state and municipal bonds	79,673	(4,298)	8,070	(1,091)	87,743	(5,389)
Corporate bonds and other debt securities	6,748	(217)	—	—	6,748	(217)
Total	$329,129	$(16,363)	$55,039	$(7,605)	$384,168	$(23,968)

Held to Maturity
U.S. Treasury	$213,866	$(8,291)	$—	$—	$213,866	$(8,291)
Tax-exempt state and municipal bonds	94,354	(3,366)	—	—	94,354	(3,366)
	$308,220	$(11,657)	$—	$—	$308,220	$(11,657)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$77,066	$(955)	$18,432	$(568)	$95,498	$(1,523)
U.S. Agency MBS and CMOs	52,254	(830)	4,190	(132)	56,444	(962)
Tax-exempt state and municipal bonds	—	—	—	—	—	—
Taxable state and municipal bonds	37,648	(638)	498	(7)	38,146	(645)
Corporate bonds and other debt securities	1,352	(10)	—	—	1,352	(10)
Total	$168,320	$(2,433)	$23,120	$(707)	$191,440	$(3,140)

Held to Maturity
Tax-exempt state and municipal bonds	$61,166	$(215)	$—	$—	$61,166	$(215)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At June 30, 2022, 355 securities available for sale with fair values totaling $384.2 million had unrealized losses totaling $24.0 million. At June 30, 2022, 57 securities held to maturity with fair values totaling $308.2 million had unrealized losses totaling $11.7 million. Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost.  Management determined that the unrealized losses for each period and each investment were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during each period.

Securities with a carrying value of approximately $3.7 million and $4.9 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at June 30, 2022 and December 31, 2021, respectively.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Commercial and industrial:
Commercial and industrial, excluding PPP	$407,788	$378,318
PPP	2,791	41,939
Total commercial and industrial	410,579	420,257
Commercial real estate:
Residential developed	4,094	4,862
Unsecured to residential developers	—	5,000
Vacant and unimproved	35,912	36,240
Commercial development	112	171
Residential improved	102,885	100,077
Commercial improved	258,676	259,039
Manufacturing and industrial	117,424	110,712
Total commercial real estate	519,103	516,101
Consumer:
Residential mortgage	125,771	117,800
Unsecured	168	210
Home equity	52,671	51,269
Other secured	3,623	3,356
Total consumer	182,233	172,635
Total loans	1,111,915	1,108,993
Allowance for loan losses	(14,631)	(15,889)
	$1,097,284	$1,093,104

The totals above are shown net of deferred fees and costs.  Deferred fees on loans totaled $1.4 million and $2.6 million at June 30, 2022 and December 31, 2021, respectively.  Deferred costs on loans totaled $1.4 million and $1.3 million at June 30, 2022 and December 31, 2021, respectively.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended June 30, 2022	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,329	$7,071	$2,153	$63	$14,616
Charge-offs	(38)	—	(22)	—	(60)
Recoveries	5	38	32	—	75
Provision for loan losses	(40)	(87)	153	(26)	—
Ending Balance	$5,256	$7,022	$2,316	$37	$14,631

Three months ended June 30, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,801	$8,898	$2,718	$35	$17,452
Charge-offs	—	—	(30)	—	(30)
Recoveries	35	72	27	—	134
Provision for loan losses	(630)	(230)	141	(31)	(750)
Ending Balance	$5,206	$8,740	$2,856	$4	$16,806

Six months ended June 30, 2022	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,176	$8,051	$2,633	$29	$15,889
Charge-offs	(38)	—	(57)	—	(95)
Recoveries	10	271	56	—	337
Provision for loan losses	108	(1,300)	(316)	8	(1,500)
Ending Balance	$5,256	$7,022	$2,316	$37	$14,631

Six months ended June 30, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,632	$7,999	$2,758	$19	$17,408
Charge-offs	—	—	(80)	—	(80)
Recoveries	55	111	62	—	228
Provision for loan losses	(1,481)	630	116	(15)	(750)
Ending Balance	$5,206	$8,740	$2,856	$4	$16,806

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

June 30, 2022	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$59	$21	$216	$—	$296
Collectively evaluated for impairment	5,197	7,001	2,100	37	14,335
Total ending allowance balance	$5,256	$7,022	$2,316	$37	$14,631
Loans:
Individually reviewed for impairment	$829	$584	$2,840	$—	$4,253
Collectively evaluated for impairment	409,750	518,519	179,393	—	1,107,662
Total ending loans balance	$410,579	$519,103	$182,233	$—	$1,111,915

December 31, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$303	$24	$238	$—	$565
Collectively evaluated for impairment	4,873	8,027	2,395	29	15,324
Total ending allowance balance	$5,176	$8,051	$2,633	$29	$15,889
Loans:
Individually reviewed for impairment	$3,375	$1,127	$3,024	$—	$7,526
Collectively evaluated for impairment	416,882	514,974	169,611	—	1,101,467
Total ending loans balance	$420,257	$516,101	$172,635	$—	$1,108,993

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2022 (dollars in thousands):

June 30, 2022	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$460	$460	$—
Commercial real estate:
Residential improved	38	38	—
Commercial improved	46	46	—
	84	84	—
Consumer	—	—	—
Total with no related allowance recorded	$544	$544	$—

With an allowance recorded:
Commercial and industrial	$369	$369	$59
Commercial real estate:
Commercial improved	314	314	10
Manufacturing and industrial	186	186	11
	500	500	21
Consumer:
Residential mortgage	2,519	2,519	192
Unsecured	32	32	2
Home equity	289	289	22
	2,840	2,840	216
Total with an allowance recorded	$3,709	$3,709	$296
Total	$4,253	$4,253	$296

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and six month periods ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Average of impaired loans during the period:
Commercial and industrial	$2,284	$1,916	$3,232	$3,251
Commercial real estate:
Residential developed	—	—	—	22
Residential improved	39	33	39	60
Commercial improved	362	2,170	453	2,190
Manufacturing and industrial	187	197	188	198
Consumer	2,793	3,619	2,824	3,780
Interest income recognized during impairment:
Commercial and industrial	26	9	165	143
Commercial real estate	18	35	28	66
Consumer	55	31	81	69
Cash-basis interest income recognized
Commercial and industrial	27	8	158	134
Commercial real estate	21	35	34	66
Consumer	56	32	82	68

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2022 and December 31, 2021:

June 30, 2022	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential improved	5	—
	5	—
Consumer:
Residential mortgage	85	—
	85	—
Total	$90	$—

December 31, 2021	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential improved	5	—
	5	—
Consumer:
Residential mortgage	86	—
	86	—
Total	$91	$—

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2022 and December 31, 2021 by class of loans (dollars in thousands):

June 30, 2022	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$410,579	$410,579
Commercial real estate:
Residential developed	—	—	—	4,094	4,094
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	35,912	35,912
Commercial development	—	—	—	112	112
Residential improved	—	5	5	102,880	102,885
Commercial improved	—	—	—	258,676	258,676
Manufacturing and industrial	—	—	—	117,424	117,424
	—	5	5	519,098	519,103
Consumer:
Residential mortgage	75	84	159	125,612	125,771
Unsecured	—	—	—	168	168
Home equity	33	—	33	52,638	52,671
Other secured	—	—	—	3,623	3,623
	108	84	192	182,041	182,233
Total	$108	$89	$197	$1,111,718	$1,111,915

December 31, 2021	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$39	$1	$40	$420,217	$420,257
Commercial real estate:
Residential developed	—	—	—	4,862	4,862
Unsecured to residential developers	—	—	—	5,000	5,000
Vacant and unimproved	—	—	—	36,240	36,240
Commercial development	—	—	—	171	171
Residential improved	—	5	5	100,072	100,077
Commercial improved	—	—	—	259,039	259,039
Manufacturing and industrial	—	—	—	110,712	110,712
	—	5	5	516,096	516,101
Consumer:
Residential mortgage	—	84	84	117,716	117,800
Unsecured	—	—	—	210	210
Home equity	—	—	—	51,269	51,269
Other secured	—	—	—	3,356	3,356
	—	84	84	172,551	172,635
Total	$39	$90	$129	$1,108,864	$1,108,993

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $296,000 and $565,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of June 30, 2022 and December 31, 2021, respectively. These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt. The second note is charged off immediately and collected only after the first note is paid in full. This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt. An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring. In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022		December 31, 2021
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	3	$830	4	$3,375
Commercial real estate	5	584	6	1,127
Consumer	37	2,840	44	3,024
	45	$4,254	54	$7,526

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing TDRs as of June 30, 2022 and December 31, 2021. The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	June 30, 2022	December 31, 2021
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	3,789	4,552
Accruing TDR - upgraded to accruing after six consecutive payments	460	2,968
	$4,249	$7,520

There was one consumer loan TDR executed during the three month period ended June 30, 2022. The pre-TDR balance of the loan was $99,000 and there was no writedown upon TDR. There were no TDRs executed during the three month period ended March 31, 2022 or during the three and six month periods ended June 30, 2021.

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

Payment defaults on TDRs have been minimal and during the three and six month periods ended June 30, 2022 and 2021 and the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

In March 2020, guidance issued by the federal banking agencies in consultation with FASB and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act collectively specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs. Through June 30, 2022, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  As of June 30, 2022, all of these modifications had expired and the loans had returned to their contractual payment terms.

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of June 30, 2022 and December 31, 2021, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

June 30, 2022	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$17,825	$11,677	$145,802	$230,669	$4,412	$194	$—	$—	$410,579

Commercial real estate:
Residential developed	—	—	—	4,094	—	—	—	—	4,094
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	1,708	15,804	18,400	—	—	—	—	35,912
Commercial development	—	—	112	—	—	—	—	—	112
Residential improved	—	—	22,706	80,141	33	—	5	—	102,885
Commercial improved	—	18,166	68,671	164,785	6,740	314	—	—	258,676
Manufacturing & industrial	—	3,361	36,259	74,523	3,281	—	—	—	117,424
	$17,825	$34,912	$289,354	$572,612	$14,466	$508	$5	$—	$929,682
December 31, 2021	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$56,979	$19,300	$110,877	$227,087	$2,700	$3,314	$—	$—	$420,257

Commercial real estate:
Residential developed	—	—	—	4,862	—	—	—	—	4,862
Unsecured to residential developers	—	—	—	5,000	—	—	—	—	5,000
Vacant and unimproved	—	1,763	13,492	20,985	—	—	—	—	36,240
Commercial development	—	—	171	—	—	—	—	—	171
Residential improved	—	—	24,450	75,503	119	—	5	—	100,077
Commercial improved	—	15,115	71,211	165,268	7,127	318	—	—	259,039
Manufacturing & industrial	—	—	41,757	65,601	3,354	—	—	—	110,712
	$56,979	$36,178	$261,958	$564,306	$13,300	$3,632	$5	$—	$936,358

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	June 30, 2022	December 31, 2021
Not classified as impaired	$108	$233
Classified as impaired	405	3,404
Total commercial loans classified substandard or worse	$513	$3,637

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

June 30, 2022	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$125,686	$168	$52,671	$3,623
Nonperforming	85	—	—	—
Total	$125,771	$168	$52,671	$3,623

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Available for sale securities
U.S. Treasury and federal agency securities	$199,956	$—	$199,956	$—
U.S. Agency MBS and CMOs	94,129	—	94,129	—
Tax-exempt state and municipal bonds	39,397	—	39,397	—
Taxable state and municipal bonds	93,664	—	93,664	—
Corporate bonds and other debt securities	8,482	—	8,482	—
Other equity securities	1,354	—	1,354	—
Loans held for sale	1,163	—	1,163	—
Interest rate swaps	4,556	—	—	4,556
Interest rate swaps	(4,556)	—	—	(4,556)

December 31, 2021
Available for sale securities
U.S. Treasury and federal agency securities	$206,845	$—	$206,845	$—
U.S. Agency MBS and CMOs	86,797	—	86,797	—
Tax-exempt state and municipal bonds	37,556	—	37,556	—
Taxable state and municipal bonds	79,561	—	79,561	—
Corporate bonds and other debt securities	5,304	—	5,304	—
Other equity securities	1,470	—	1,470	—
Loans held for sale	1,407	—	1,407	—
Interest rate swaps	3,277	—	—	3,277
Interest rate swaps	(3,277)	—	—	(3,277)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Impaired loans	$337	$—	$—	$337

December 31, 2021
Impaired loans	$2,903	$—	$—	$2,903

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
June 30, 2022
Impaired Loans	$337	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2021
Impaired Loans	$2,903	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at June 30, 2022 and December 31, 2021 (dollars in thousands):

		June 30, 2022		December 31, 2021
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$38,376	$38,376	$23,669	$23,669
Federal funds sold and other short-term investments	Level 1	721,826	721,826	1,128,119	1,128,119
Securities held to maturity	Level 3	352,721	341,274	137,003	139,272
FHLB stock	Level 3	10,211	10,211	11,558	11,558
Loans, net	Level 2	1,096,946	1,082,028	1,090,201	1,106,324
Bank owned life insurance	Level 3	52,963	52,963	52,468	52,468
Accrued interest receivable	Level 2	5,108	5,108	4,088	4,088
Financial liabilities
Deposits	Level 2	(2,494,583)	(2,494,501)	(2,577,958)	(2,577,885)
Other borrowed funds	Level 2	(30,000)	(29,117)	(85,000)	(86,322)
Accrued interest payable	Level 2	(35)	(35)	(72)	(72)
Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

The notional and fair value of derivative instruments as of June 30, 2022 and December 31, 2021 are reflected in the following table (dollars in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
June 30, 2022
Derivative assets
Interest rate swaps	$64,898	Other Assets	$4,556

Derivative liabilities
Interest rate swaps	64,898	Other Liabilities	4,556

	Notional Amount	Balance Sheet Location	Fair Value
December 31, 2021
Derivative assets
Interest rate swaps	$70,356	Other Assets	$3,277

Derivative liabilities
Interest rate swaps	70,356	Other Liabilities	3,277

The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $4.6 million and $3.3 million as of June 30, 2022 and December 31, 2021, respectively. Securities pledged as collateral totaling $1.8 million and $3.0 million were provided to the counterparty correspondent bank as of June 30, 2022 and December 31, 2021, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $64.9 million as of June 30, 2022 and $70.4 million at December 31, 2021. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Noninterest-bearing demand	$903,334	$886,115
Interest bearing demand	640,277	736,573
Savings and money market accounts	868,222	865,528
Certificates of deposit	82,750	89,742
	$2,494,583	$2,577,958

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $26.8 million at June 30, 2022 and $28.2 million at December 31, 2021.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
June 30, 2022
Single maturity fixed rate advances	$10,000	July 2024	2.63%
Putable advances	20,000	November 2024	1.81%
	$30,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2021
Single maturity fixed rate advances	$30,000	May 2023 to July 2024	2.87%
Putable advances	55,000	November 2024 to July 2031	0.74%
	$85,000

Each advance is subject to a prepayment fee if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity. These advances were collateralized by residential and commercial real estate loans totaling $393.6 million and $361.9 million under a blanket lien arrangement at June 30, 2022 and December 31, 2021, respectively.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Scheduled repayments of FHLB advances as of June 30, 2022  were as follows (in thousands):

2022	$—
2023	—
2024	30,000
2025	—
2026	—
Thereafter	—
$30,000

On January 21, 2022, the FHLB exercised its option to put an advance totaling $25.0 million to the Company. This advance carried an interest rate of 0.01% and had a maturity date of July 21, 2031.  The Company paid off this advance as required on January 21, 2022. On January 21, 2022, the Company executed a new $25.0 million advance with the FHLB with similar terms.  This advance carried an interest rate of 0.05% and a maturity date of January 21, 2032. The first put date for this advance was April 21, 2022.  The FHLB exercised its put option on this advance and it was paid off by the Company as required on April 21, 2022. On May 27, 2022, the FHLB exercised its put option on a $10.0 million advance that carried an interest rate of 0.45% and the Company paid the advance off as required on May 27, 2022.  On May 27, 2022, the Company prepaid three other advances, totaling $20.0 million, with rates ranging from 2.91% to 3.05%, resulting in a prepayment penalty of $87,000, which is included in interest expense in the three months ended June 30, 2022.

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank. There were no borrowings outstanding at June 30, 2022 and December 31, 2021, and the Company had approximately $6.7 million and $4.0 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $7.2 million and $4.4 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and six month periods ended June 30, 2022 and 2021 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net income available to common shares	$6,568	$7,818	$12,568	$15,596
Weighted average shares outstanding, including participating stock awards - Basic	34,253,846	34,193,016	34,254,306	34,194,264
Dilutive potential common shares:
Stock options	—	—	—	—
Weighted average shares outstanding - Diluted	34,253,846	34,193,016	34,254,306	34,194,264
Basic earnings per common share	$0.19	$0.23	$0.37	$0.46
Diluted earnings per common share	$0.19	$0.23	$0.37	$0.46

There were no antidilutive shares of common stock in the three and six month periods ended June 30, 2022 and 2021.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Current	$1,416	$1,456	$2,351	$3,749
Deferred	77	384	533	(144)
	$1,493	$1,840	$2,884	$3,605

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Statutory rate	21%	21%	21%	21%
Statutory rate applied to income before taxes	$1,693	$2,028	$3,245	$4,032
Deduct
Tax-exempt interest income	(143)	(156)	(297)	(315)
Bank-owned life insurance	(49)	(53)	(99)	(111)
Other, net	(8)	21	35	(1)
	$1,493	$1,840	$2,884	$3,605

The realization of deferred tax assets is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. Management believes it is more likely than not that all of the deferred tax assets  at June 30, 2022 will be realized against deferred tax liabilities and projected future taxable income.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	June 30, 2022	December 31, 2021
Deferred tax assets
Allowance for loan losses	$3,072	$3,337
Net deferred loan fees	10	275
Nonaccrual loan interest	30	57
Valuation allowance on other real estate owned	6	6
Unrealized loss on securities available for sale and transferred to held to maturity	4,965	79
Other	340	311
Gross deferred tax assets	8,423	4,065
Valuation allowance	—	—
Total net deferred tax assets	8,423	4,065
Deferred tax liabilities
Depreciation	(1,163)	(1,199)
Prepaid expenses	(288)	(288)
Other	(456)	(415)
Gross deferred tax liabilities	(1,907)	(1,902)
Net deferred tax asset	$6,516	$2,163

There were no unrecognized tax benefits at June 30, 2022 or December 31, 2021 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2018.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	June 30, 2022	December 31, 2021
Commitments to make loans	$101,807	$128,648
Letters of credit	14,404	10,141
Unused lines of credit	769,114	677,902

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $321,000 and $1.3 million at June 30, 2022 and December 31, 2021, respectively.

The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline. These commitments were approximately $3.8 million and $9.5 million at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, approximately 68.4% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates. The remainder of the commitments to make loans were at variable rates tied to prime or one month term SOFR and generally expire within 30 days. The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of June 30, 2022, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS’ EQUITY (Continued)

The regulatory capital requirements include a common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which effectively results in a minimum CET1 ratio of 7.0%. The minimum ratio of Tier 1 capital to risk-weighted assets is 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5%), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer). The minimum leverage ratio is 4.0%.

At June 30, 2022  and December 31, 2021, actual capital levels and minimum required levels were (dollars in thousands):

			Minimum Capital		Minimum Capital Adequacy With		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy		Capital Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
CET1 capital (to risk weighted assets)
Consolidated	$261,788	16.5%	$71,209	4.5%	$110,769	7.0%	N/A	N/A
Bank	253,830	16.0	71,196	4.5	110,750	7.0	$102,839	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	261,788	16.5	94,945	6.0	134,505	8.5	N/A	N/A
Bank	253,830	16.0	94,928	6.0	134,482	8.5	126,571	8.0
Total capital (to risk weighted assets)
Consolidated	276,419	17.5	126,593	8.0	166,154	10.5	N/A	N/A
Bank	268,461	17.0	126,571	8.0	166,124	10.5	158,214	10.0
Tier 1 capital (to average assets)
Consolidated	261,788	9.1	114,682	4.0	N/A	N/A	N/A	N/A
Bank	253,830	8.9	114,675	4.0	N/A	N/A	143,344	5.0

December 31, 2021
CET1 capital (to risk weighted assets)
Consolidated	$254,302	17.2%	$66,381	4.5%	$103,259	7.0%	N/A	N/A
Bank	246,239	16.7	66,370	4.5	103,242	7.0	$95,867	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	254,302	17.2	88,508	6.0	125,386	8.5	N/A	N/A
Bank	246,239	16.7	88,493	6.0	125,365	8.5	117,991	8.0
Total capital (to risk weighted assets)
Consolidated	270,191	18.3	118,011	8.0	154,889	10.5	N/A	N/A
Bank	262,128	17.8	117,991	8.0	154,863	10.5	147,488	10.0
Tier 1 capital (to average assets)
Consolidated	254,302	8.7	116,664	4.0	N/A	N/A	N/A	N/A
Bank	246,239	8.4	116,654	4.0	N/A	N/A	145,818	5.0

The Bank was categorized as “well capitalized” at June 30, 2022 and December 31, 2021.

Index
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At June 30, 2022, we had total assets of $2.78 billion, total loans of $1.11 billion, total deposits of $2.49 billion and shareholders' equity of $243.1 million.  For the three months ended June 30, 2022, we recognized net income of $6.6 million compared to $7.8 million for the same period in 2021. For the six months ended June 30, 2022, we recognized net income of $12.6 million compared to $15.6 million for the same period in 2021.  The Bank was categorized as “well capitalized” under regulatory capital standards at June 30, 2022.

We paid a dividend of $0.08 per share in each quarter in 2021 and in each of the first two quarters of 2022.

RESULTS OF OPERATIONS

Summary: Net income for the three months ended June 30, 2022 was $6.6 million, compared to $7.8 million for the same period in 2021.  Net income per share on a diluted basis for the three months ended June 30, 2022 was $0.19 compared to $0.23 for the same period in 2021.  Net income for the six months ended June 30, 2022 was $12.6 million compared to $15.6 million for the same period in 2021.  Net income per share on a diluted basis for the six months ended June 30, 2022 was $0.37 compared to $0.46 for the same period in 2021.

The decrease in earnings in the three and six months ended June 30, 2022 compared to the same periods in 2021 was due primarily to lower levels of net interest income from lower PPP fee amortization and interest and lower mortgage banking income, partially offset by larger provision for loan loss benefits in the six month period.  Net interest income increased to $14.8 million in the three months ended June 30, 2022 compared to $14.5 million in the same period in 2021.   Net interest income decreased to $27.5 million in the six months ended June 30, 2022 compared to $28.9 million in the same period in 2021.   While down for the first six months of 2022, net interest income increased in the three months ended June 30, 2022 as a result of our asset sensitive position and the 25 basis point increase to the federal funds rate in March 2022, the 50 basis point increase in May 2022 and the 75 basis point increase in June 2022.  We anticipate further improvement in net interest income as a result of these and future expected federal funds rate increases.  Net interest income also benefitted in the 2022 periods from growth in our investment portfolio, which was up $235.3 million since December 31, 2021.  Net gains on sales of mortgage loans decreased to $199,000 in the three months ended June 30, 2022 compared to $1.3 million in the same period in 2021.  Net gains on sales of mortgage loans decreased to $508,000 in the six months ended June 30, 2022 compared to $3.3 million in the same period in 2021.

The provision for loan losses was $0 for the three months ended June 30, 2022, compared to a benefit of  $750,000 for the same period in 2021.  We were in a net loan recovery position for the three months ended June 30, 2022, with $15,000 in net loan recoveries, compared to $104,000 in net loan recoveries in the same period in 2021.  The provision was a benefit of $1.5 million for the six months ended June 30, 2022 compared to a benefit of $750,000 for the same period in 2021.  We were also in a net loan recovery position for the six months ended June 30, 2022, with $242,000 in net recoveries compared to $148,000 in net recoveries in the same period in 2021.  The provision for loan losses in 2021 was also impacted by higher levels of qualitative environmental factors to address uncertainty and increased risk of loss attributable to the COVID-19 pandemic.  Several of these factors were reduced in the first six months of 2022, reflecting improvement in economic conditions and mitigating effects of the COVID-19 pandemic.

Net Interest Income: Net interest income totaled $14.8 million for the three months ended June 30, 2022 compared to $14.5 million for the same period in 2021.   Net interest income decreased to $27.5 million in the six months ended June 30, 2022 compared to $28.9 million in the six months ended June 30, 2021.  Net interest income for the three and six month periods ended June 30, 2022 benefitted from increases in the federal funds rate and growth in our investment securities portfolio.  The federal funds rate increased 25 basis points in March 2022, 50 basis points in May 2022 and 75 basis points in June 2022.

Index
Net interest income for the second quarter of 2022 increased $386,000 compared to the same period in 2021.  Of this increase, $1.1 million was from changes in rates earned or paid, partially offset by a decrease of $758,000 from changes in the volume of average interest earning assets and interest bearing liabilities.  The largest changes occurred in interest income on our investment portfolio as we deployed some of our excess investable funds.  The net change in interest income for taxable securities was an increase of $1.8 million, with $1.7 million due to an increase in average balances and an increase of $92,000 due to rate. The net change in our federal funds sold and other short-term investments was an increase of $1.4 million, of which $1.5 million was due to an increase in rate, partially offset by a reduction of $41,000 due to a decrease in volume.  The net change in interest income for commercial loans (excluding PPP loans) was an increase of $46,000, of which an increase of $238,000 was due to portfolio growth, partially offset by a decrease of $192,000 due to rate.  PPP loans caused a reduction of $2.8 million in net interest income in the second quarter of 2022 primarily due to lower PPP fee recognition and significant principal forgiveness between the second quarter of 2021 and the second quarter of 2022.  Additionally, residential mortgage loan interest income decreased by $176,000 in the second quarter of 2022 compared to the same period in 2021.  Of the $176,000 decrease in interest income on residential mortgage loans, $120,000 was due to a decrease in average balances and $56,000 was due to lower loan rates.  Interest expense changes in the second quarter of 2022 were primarily volume related as very little change was made to interest rates paid on our deposit balances in response to changes in federal funds rates.

Net interest income for the six months ended June 30, 2022 decreased $1.4 million compared to the same period in 2021.  Of this decrease, $2.6 million was from changes in the volume of average interest earning assets and interest bearing liabilities partially offset by an increase of $1.2 million from changes in rates earned or paid.  The largest changes occurred in interest income on PPP loans which fluctuated significantly in the first six months of 2022 compared to the same period in 2021, and in our investment portfolio as we deployed some of our excess investable funds.  The net change in interest income for PPP loans was a decrease of $4.3 million in the first six months of 2022 as compared to the same period in 2021. The net change in interest income for commercial loans (excluding PPP loans) was a $1.1 million decrease with $859,000 due to rate and $203,000 due to portfolio contraction. The net change in interest income for taxable securities was an increase of $2.5 million due to an increase in average balances. Interest income from federal funds sold and other short-term investments increased by $1.8 million in the first six months of 2022 compared to the same period in 2021 due to the 25 basis point increase in the federal funds rate in March 2022, the 50 basis point increase in May 2022 and the 75 basis point increase in June 2022.  This caused a $1.7 million increase in interest income, along with the positive impact of increases in average balances of federal funds sold and other short-term investments in the first six months of 2022, which  added $49,000 .  Of the $560,000 decrease in interest income on residential mortgage loans, $402,000 was due to a decrease in average balances resulting from a high volume of originations of refinanced loans which are sold versus retained in portfolio and $158,000 was due to lower loan rates.

As we are in an asset-sensitive position, increases in market interest rates have a positive impact on margin as our interest earning assets reprice faster than our interest-bearing liabilities. Much of our asset-sensitivity is due to commercial and consumer loans that have variable interest rates.  For both loan types we established floor rates several years ago.  These floors provide protection to net interest income when short-term interest rates decline.  This asset sensitivity, however, will serve to enhance net interest income as the Federal Reserve has begun raising short-term interest rates.  The Federal Reserve's first rate increase since 2018 of 25 basis points in March 2022 was too late in the quarter to have a meaningful impact on our first quarter 2022 interest income but did positively affect our second quarter 2022 interest income, along with the Federal Reserve's 50 basis point increase in May 2022.  The 75 basis point increase in June 2022 along with the earlier increases will positively affect third quarter interest income.

Index
The cost of funds decreased to 0.14% in the second quarter of 2022 compared to 0.17% in the second quarter of 2021.  For the first six months of 2022, the cost of funds decreased to 0.12% compared to 0.18% for the same period in 2021.  Decreases in the rates paid on our time deposits in response to the low rate environment over the past couple of years along with the impact of our redemption of the remaining trust preferred securities in the third quarter of 2021 and prepayment of certain Federal Home Loan Bank ("FHLB") advances caused the decrease in our cost of funds.

The following table shows an analysis of net interest margin for the three month periods ended June 30, 2022 and 2021 (dollars in thousands):

	For the three months ended June 30,
	2022			2021
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$587,263	$2,618	1.78%	$196,479	$792	1.61%
Tax-exempt securities (1)	164,148	702	2.20	139,771	760	2.80
Commercial loans (2)	922,796	8,587	3.72	890,750	8,541	3.79
PPP loans (3)	5,037	199	15.80	248,042	3,034	4.84
Residential mortgage loans	120,838	988	3.27	135,329	1,164	3.43
Consumer loans	55,876	570	4.09	55,449	564	4.08
Federal Home Loan Bank stock	10,211	51	1.97	11,558	56	1.93
Federal funds sold and other short-term investments	858,545	1,720	0.79	992,484	273	0.11
Total interest earning assets (1)	2,724,714	15,435	2.28	2,669,862	15,184	2.29
Noninterest earning assets:
Cash and due from banks	35,869			34,276
Other	86,798			105,349
Total assets	$2,847,381			$2,809,487
Liabilities
Deposits:
Interest bearing demand	$679,168	$54	0.03%	$658,842	$39	0.02%
Savings and money market accounts	871,875	146	0.07	819,030	62	0.03
Time deposits	88,341	45	0.20	102,967	143	0.56
Borrowings:
Other borrowed funds	54,305	347	2.53	62,198	328	2.09
Long-term debt	—	—	—	20,619	155	2.97
Total interest bearing liabilities	1,693,689	592	0.14	1,663,656	727	0.17
Noninterest bearing liabilities:
Noninterest bearing demand accounts	897,727			887,559
Other noninterest bearing liabilities	12,613			13,756
Shareholders' equity	243,352			244,516
Total liabilities and shareholders' equity	$2,847,381			$2,809,487
Net interest income		$14,843			$14,457
Net interest spread (1)			2.14%			2.12%
Net interest margin (1)			2.19%			2.19%
Ratio of average interest earning assets to average interest bearing liabilities	160.87%			160.48%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at June 30, 2022 and 2021.
(2)
Includes loan fees of $158,000 and $356,000 for the three months ended June 30, 2022 and 2021, respectively.  Includes average nonaccrual loans of approximately $90,000 and $463,000 for the three months ended June 30, 2022 and 2021, respectively.  Excludes PPP loans.

(3)	Includes loan fees of $187,000 and $2.4 million for the three months ended June 30, 2022 and 2021, respectively.

Index
The following table shows an analysis of net interest margin for the six month periods ended June 30, 2022 and 2021 (dollars in thousands):

	For the six months ended June 30,
	2022			2021
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$495,627	$4,053	1.64%	$193,267	$1,579	1.63%
Tax-exempt securities (1)	166,981	1,433	2.21	131,949	1,518	2.97
Commercial loans (2)	912,628	16,475	3.59	923,392	17,537	3.78
PPP loans (3)	12,658	1,251	19.66	244,314	5,586	4.55
Residential mortgage loans	118,682	1,926	3.24	142,972	2,486	3.48
Consumer loans	54,991	1,089	3.99	57,279	1,161	4.09
Federal Home Loan Bank stock	10,613	102	1.90	11,558	117	2.01
Federal funds sold and other short-term investments	984,183	2,249	0.45	899,217	474	0.11
Total interest earning assets (1)	2,756,363	28,578	2.10	2,603,948	30,458	2.37
Noninterest earning assets:
Cash and due from banks	34,196			32,725
Other	91,669			101,866
Total assets	$2,882,228			$2,738,539
Liabilities
Deposits:
Interest bearing demand	$692,943	$94	0.03%	$642,842	$73	0.02%
Savings and money market accounts	883,362	211	0.05	808,370	123	0.03
Time deposits	90,281	98	0.22	105,283	327	0.63
Borrowings:
Other borrowed funds	69,569	667	1.91	66,077	681	2.05
Long-term debt	—	—	—	20,619	307	2.96
Total interest bearing liabilities	1,736,155	1,070	0.12	1,643,191	1,511	0.18
Noninterest bearing liabilities:
Noninterest bearing demand accounts	886,537			838,618
Other noninterest bearing liabilities	12,083			13,951
Shareholders' equity	247,453			242,779
Total liabilities and shareholders' equity	$2,882,228			$2,738,539
Net interest income		$27,508			$28,947
Net interest spread (1)			1.98%			2.19%
Net interest margin (1)			2.02%			2.25%
Ratio of average interest earning assets to average interest bearing liabilities	158.76%			158.47%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at June 30, 2022 and 2021.
(2)
Includes loan fees of $257,000 and $525,000 for the six months ended June 30, 2022 and 2021, respectively.  Includes average nonaccrual loans of approximately $90,000 and $496,000 for the six months ended June 30, 2022 and 2021, respectively.  Excludes PPP loans.

(3)	Includes loan fees of $1.2 and $4.4 million for the six months ended June 30, 2022 and 2021, respectively.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate (dollars in thousands):

	For the three months ended June 30, 2022 vs 2021 Increase (Decrease) Due to			For the six months ended June 30, 2022 vs 2021 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Taxable securities	$1,734	$92	$1,826	$2,473	$1	$2,474
Tax-exempt securities	161	(219)	(58)	462	(547)	(85)
Commercial loans, excluding PPP loans	238	(192)	46	(203)	(859)	(1,062)
PPP loans	(2,940)	105	(2,835)	(5,267)	932	(4,335)
Residential mortgage loans	(120)	(56)	(176)	(402)	(158)	(560)
Consumer loans	4	2	6	(46)	(26)	(72)
Federal Home Loan Bank stock	(6)	1	(5)	(9)	(6)	(15)
Federal funds sold and other short-term investments	(41)	1,488	1,447	49	1,726	1,775
Total interest income	(970)	1,221	251	(2,943)	1,063	(1,880)
Interest expense
Interest bearing demand	$1	$14	$15	$6	$15	21
Savings and money market accounts	4	80	84	12	76	88
Time deposits	(18)	(80)	(98)	(41)	(188)	(229)
Other borrowed funds	(44)	63	19	35	(49)	(14)
Long-term debt	(155)	—	(155)	(307)	—	(307)
Total interest expense	(212)	77	(135)	(295)	(146)	(441)
Net interest income	$(758)	$1,144	$386	$(2,648)	$1,209	$(1,439)

Provision for Loan Losses: The provision for loan losses for the three months ended June 30, 2022 was $0 compared to a benefit of $750,000 for the same period in 2021.  The provision for loan losses for the first half of 2022 was a benefit of $1.5 million compared to a benefit of $750,000 for the same period in 2021.  Net loan recoveries were $15,000 in the three months ended June 30, 2022 compared to net loan recoveries of $104,000 in the same period in 2021.  Net loan recoveries were $242,000 in the six months ended June 30, 2022 compared to $148,000 in the same period in 2021.

Gross loan recoveries were $75,000 for the three months ended June 30, 2022 and $134,000 for the same period in 2021.  In the three months ended June 30, 2022, we had $60,000 in gross loan charge-offs, compared to $30,000 in the same period in 2021.  For the six months ended June 30, 2022, we experienced gross loan recoveries of $337,000 compared to $228,000 for the same period in 2021.  Gross loan charge-offs for the six months ended June 30, 2022 were $95,000 compared to $80,000 for the same period in 2021.

The amounts of loan loss provision in each period were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance.  The provision for loan losses for the three and six month periods ended June 30, 2022 was impacted by net reductions to certain qualitative factors.  More information about our allowance for loan losses and our methodology for establishing its level may be found under the heading "Allowance for Loan Losses" below.

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2022 was $5.1 million and $10.1 million compared to $6.2 million and $12.7 million for the same periods in 2021, respectively.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Service charges and fees on deposit accounts	$1,218	$1,065	$2,430	$2,057
Net gains on mortgage loans	199	1,311	508	3,326
Trust fees	1,096	1,133	2,184	2,138
ATM and debit card fees	1,762	1,683	3,360	3,168
Bank owned life insurance (“BOLI”) income	230	250	470	526
Investment services fees	345	339	658	816
Other income	281	388	486	676
Total noninterest income	$5,131	$6,169	$10,096	$12,707

Index
Net gains on mortgage loans were down $1.1 million in the three months ended June 30, 2022  and were down $2.8 million in the six months ended June 30, 2022 compared to the same periods in 2021 as a result of changes in the volume of loans originated for sale.  In the previous two years volumes had been high due to a lower interest rate environment, spurring more refinancing of fixed rate loans which we sell into the secondary market.  Mortgage rates increased in the latter part of 2021 and the first half of 2022, causing a reduction in mortgage volume, and a shift to variable rate products, which we place in portfolio rather than sell.  Mortgage loans originated for sale in the three months ended June 30, 2022 were $8.4 million, compared to $39.2 million in the same period in 2021.  For the first six months of 2022, mortgage loans originated for sale were $18.5 million, compared to $86.5 million for the same period in 2021.

Trust fees were down $37,000 in the three months ended June 30, 2022 and were up $46,000 in the six months ended June 30, 2022 compared to the same periods in 2021. The changes for the three and six months ended June 30, 2022 were largely due to fluctuations in market valuations of trust assets resulting from overall stock market conditions.  ATM and debit card fees were up in the three and six months ended June 30, 2022 as compared to the same periods in 2021 due to higher volume of usage by our customers.  These volumes and resulting income have returned to more normal levels in the 2022 period following the COVID-19 related economic slowdown.  Service charges on deposit accounts increased in the three and six month periods ended June 30, 2022 as compared to the same periods in 2021 as customers returned to more normal behaviors in 2022 after having curtailed spending in 2021 due to uncertainty related to the COVID-19 pandemic.

Noninterest Expense: Noninterest expense increased by $195,000 to $11.9 million for the three month period ended June 30, 2022 as compared to $11.7 million in the same period in 2021.  Noninterest expense increased by $449,000 to $23.7 million for the six month period ended June 30, 2022 compared to $23.2 million for the same period in 2021.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Salaries and benefits	$6,402	$6,502	$12,691	$12,914
Occupancy of premises	1,071	994	2,243	2,031
Furniture and equipment	988	978	2,004	1,915
Legal and professional	271	274	465	496
Marketing and promotion	195	175	390	350
Data processing	924	855	1,808	1,762
FDIC assessment	197	159	377	329
Interchange and other card expense	406	388	779	746
Bond and D&O insurance	129	111	259	222
Outside services	520	491	1,014	925
Other noninterest expense	810	791	1,622	1,513
Total noninterest expense	$11,913	$11,718	$23,652	$23,203

Most categories of noninterest expense were relatively unchanged compared to the three and six months ended June 30, 2021 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, decreased by $100,000 in the three months ended June 30, 2022 from the same period in 2021. This decrease is primarily due to higher annual merit and inflationary increases and higher 401k matching contributions being more than offset by a decrease in variable-based compensation due to lower mortgage origination volume.  Salaries and benefits decreased by $223,000 for the six months ended June 30, 2022 compared to the same period in 2021 due to the same combination of factors.  The table below identifies the primary components of salaries and benefits (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Salaries and other compensation	$5,772	5,683	$11,398	11,467
Salary deferral from commercial loan originations	(219)	(269)	(433)	(621)
Bonus accrual	220	217	442	399
Mortgage production - variable comp	141	381	285	715
401k matching contributions	188	127	399	229
Medical insurance costs	300	363	600	725
Total salaries and benefits	$6,402	$6,502	$12,691	$12,914

Index
Occupancy expenses were up $77,000 in the three months ended June 30, 2022 and were up $212,000 in the six month period ended June 30, 2022 compared to the same periods in 2021 due to fluctuations in maintenance costs incurred.  Furniture and equipment expenses were up $10,000 in the three months ended June 30, 2022 and were up $89,000 in the six months ended June 30, 2022 compared to the same periods in 2021 due to costs associated with equipment and service contracts primarily to improve information security.

Data processing costs were up $69,000 and $46,000 in the three and six month periods ended June 30, 2022, respectively, compared to the same periods in 2021 due to higher usage of electronic banking services and debit cards by our customers.

Interchange and other card expenses were up $18,000 and $33,000 in the three and six month periods ended June 30, 2022, respectively, compared to the same periods in 2021 due to a higher number of debit cards issued and higher usage by our deposit customers.   The increase in expense correlates to the increase in our debit card interchange income in these periods.

Outside services were up $29,000 and $89,000 in the three and six month periods ended June 30, 2022, respectively, compared to the same periods in 2021 due to increased vendor costs and consultation related to efficiency in certain departments.

Federal Income Tax Expense: We recorded $1.5 million and $2.9 million in federal income tax expense for the three and six month periods ended June 30, 2022 compared to $1.8 million and $3.6 million for the same periods in 2021.  Our effective tax rates for the three and six months period ended June 30, 2022 were 18.52%  and 18.66% compared to 19.05%  and 18.78% for the same periods in 2021.

FINANCIAL CONDITION

Total assets were $2.78 billion at June 30, 2022, a decrease of $147.5 million from December 31, 2021. This change reflected increases of $19.6 million in debt securities available for sale, $215.7 million in debt securities held to maturity, $2.9 million in our loan portfolio, $988,000 in other assets and $495,000 in bank-owned life insurance, more than offset by a decrease of $391.6 million in cash and cash equivalents and $1.3 million in FHLB stock. Total deposits decreased by $83.4 million at June 30, 2022 compared to December 31, 2021 and FHLB borrowings decreased by $55.0 million from December 31, 2021 to June 30, 2022.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $760.2 million at June 30, 2022 compared to $1.15 billion at December 31, 2021.  The decrease in these balances primarily related to an increase in our investment portfolio and decreases in deposit balances and other borrowings.

Securities: Debt securities available for sale were $435.6 million at June 30, 2022 compared to $416.1 million at December 31, 2021. The balance at June 30, 2022 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio was $352.7 million at June 30, 2022 compared to $137.0 million at December 31, 2021.  Our held to maturity portfolio is comprised of U.S. Treasury securities and state, municipal and privately placed commercial bonds.

On January 1, 2022, we reclassified ten U.S. Treasury securities with an amortized cost of $123.5 million from available for sale to held to maturity, as we have the intent and ability to hold these securities to maturity.  All ten of these U.S. Treasury securities were purchased within the fourth quarter of 2021.  Subsequently and upon further analysis of these purchases, management decided to reclassify them to held to maturity given their short-term nature.  These securities had net unrealized gains of $113,000 at the date of transfer, which will continue to be reported in accumulated comprehensive income, and will be amortized over the remaining life of the securities as an adjustment of yield.  The effect on interest income of the amortization of net unrealized gains is offset by the amortization of the premium on the securities transferred. Total securities increased $235.3 million from $553.1 million at December 31, 2021 to $788.3 million at June 30, 2022 as we continued to deploy excess liquidity into higher yielding assets. We plan further growth of our investment portfolio in the third quarter of 2022.

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

Portfolio Loans and Asset Quality: Total portfolio loans increased by $2.9 million in the first six months of 2022 and were $1.11 billion at June 30, 2022 compared to $1.11 billion at December 31, 2021. During the first six months of 2022, our commercial portfolio decreased by $6.7 million.  We received forgiveness proceeds on 217 PPP loans totaling $40.3 million in the six months ended June 30, 2022.  Excluding the PPP loans, our commercial loans increased by $33.6 million in the first six months of 2022.  Our consumer portfolio increased by $1.6 million  and our residential mortgage portfolio increased by $8.0 million in the first six months of 2022.

Index
Mortgage loans originated for portfolio are typically adjustable rate loans as well as fixed rate loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for portfolio in the first six months of 2022 increased $6.8 million compared to the same period in 2021, from $23.8 million in the first six months of 2021 to $30.7 million in the same period in 2022.

The volume of residential mortgage loans originated for sale in the first six months of 2022 decreased $68.0 million compared to the same period in 2021. Residential mortgage loans originated for sale were $18.5 million in the first six months of 2022 compared to $86.5 million in the first six months of 2021.

The following table shows our loan origination activity for loans to be held in portfolio during the first six months of 2022 and 2021, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$5,126	1.9%	$641	$6,187	2.0%	562
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	9,262	3.5	1,323	6,301	2.0	788
Commercial development	—	—	—	—	—	—
Residential improved	39,227	14.7	665	51,854	16.6	535
Commercial improved	32,168	12.0	1,340	25,792	8.3	955
Manufacturing and industrial	49,246	18.5	2,736	11,565	3.7	964
Total commercial real estate	135,029	50.6	1,164	101,699	32.5	656
Commercial and industrial, excluding PPP	68,250	25.6	644	30,203	9.7	408
PPP loans	—	—	—	128,420	41.1	128
Total commercial and commercial real estate	203,279	76.2	915	260,322	83.3	211
Consumer
Residential mortgage	30,690	11.5	320	23,844	7.6	346
Unsecured	—	—	—	—	—	—
Home equity	31,428	11.8	133	27,353	8.8	120
Other secured	1,306	0.5	57	1,024	0.3	26
Total consumer	63,424	23.8	178	52,221	16.7	155
Total loans	$266,703	100.0%	$461	$312,543	100.0%	199

The following table shows a breakout of our commercial loan activity during the first six months of 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Commercial loans originated	$203,279	$260,322
Repayments of commercial loans	(129,407)	(345,088)
Change in undistributed - available credit	(80,548)	(73,418)
Net increase (decrease) in total commercial loans	$(6,676)	$(158,184)

Overall, the commercial loan portfolio decreased $6.7 million in the first six months of 2022 reflecting forgiveness of PPP loans of $39.1 million in that time period.  Excluding PPP forgiveness, commercial loans grew by $32.5 million in the first six months of 2022.  Our commercial and industrial portfolio decreased by $9.7 million while our commercial real estate loans increased by $3.0 million.  Included in the commercial production for the first six months of 2021 is $128.4 million in PPP loans, while there were no such loans originated in the first six months of 2022.  Our overall production of commercial loans decreased by $57.0 million from $260.3 million in the first six months of 2021 to $203.3 million in the same period of 2022 mostly due to the significantly lower production of PPP loans (down $128.4 million).  Excluding PPP production, our commercial loan originations in the first six months of 2022 were $71.4 million higher than in the first six months of 2021.  This growth came largely from commercial and industrial originations which were up $38.0 million.  Commercial real estate originations were up $33.3 million in the first six months of 2022, primarily in the manufacturing and industrial category, which were up $37.7 million, and commercial improved, which were up $6.4 million, as these businesses expand following the pandemic slowdown.

Index
Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 83.6% and 84.4% of the total loan portfolio at June 30, 2022 and December 31, 2021, respectively. Residential mortgage and consumer loans comprised approximately 16.3% and 15.6% of total loans at June 30, 2022 and December 31, 2021, respectively.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	June 30, 2022		December 31, 2021
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$4,094	0.4%	$4,862	0.4%
Unsecured to residential developers	—	—	5,000	—
Vacant and unimproved	35,912	3.2	36,240	3.3
Commercial development	112	—	171	—
Residential improved	102,885	9.2	100,077	9.0
Commercial improved	258,676	23.3	259,039	23.4
Manufacturing and industrial	117,424	10.6	110,712	10.0
Total commercial real estate	519,103	46.7	516,101	46.5
Commercial and industrial, excluding PPP	407,788	36.7	378,318	34.1
PPP loans	2,791	0.2	41,939	3.8
Total commercial and commercial real estate	929,682	83.6	936,358	84.4
Consumer
Residential mortgage	125,771	11.3	117,800	10.7
Unsecured	168	—	210	—
Home equity	52,671	4.7	51,269	4.6
Other secured	3,623	0.3	3,356	0.3
Total consumer	182,233	16.3	172,635	15.6
Total loans	$1,111,915	100.0%	$1,108,993	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 46.7% and 46.5% of the total loan portfolio at June 30, 2022 and December 31, 2021, respectively, and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

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

In 2020:
•	The Bank originated 1,738 PPP loans totaling $346.7 million in principal.
•	Fees generated totaled $10.0 million.
•	765 PPP loans totaling $113.5 million were forgiven.
•	Total net fees of $5.4 million were recognized.

Index
In 2021:
•	The Bank originated 1,000 PPP loans totaling $128.1 million in principal.
•	Fees generated totaled $5.6 million.
•	1,722 PPP loans totaling $318.4 million were forgiven.
•	Total net fees of $8.3 million were recognized.

In the six months ended June 30, 2022:
•	217 PPP loans totaling $40.3 million were forgiven.
•	Total net fees of $1.2 million were recognized.

As of June 30, 2022, 21 PPP loans totaling $2.8 million in principal remained outstanding and total net fees of $94,000 remained unrecognized.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 11.3% of portfolio loans at June 30, 2022 and 10.7% at December 31, 2021.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value adjustable rate loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. This portfolio increased by $1.6 million to $56.5 million at June 30, 2022 from $54.8 million at December 31, 2021.  These other consumer loans comprised 5.0% of our portfolio loans at June 30, 2022 and 4.9% at December 31, 2021.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At June 30, 2022, nonperforming assets totaled $2.4 million, unchanged from $2.4 million at December 31, 2021. There were no additions to other real estate owned in the first six months of 2022 or in the first six months of 2021.  At June 30, 2022, there were no loans in foreclosure, so we expect there to be few, if any, additions to other real estate owned in the remainder of 2022.  Proceeds from sales of foreclosed properties were $0 in the first six months of 2022, resulting in net realized loss on sales of $0.  Proceeds from sales of foreclosed properties were $170,000 in the first six months of 2021, resulting in net realized loss on sales of $20,000.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing.  Nonperforming loans at June 30, 2022 consisted of $5,000 of commercial real estate loans and $85,000 of consumer and residential mortgage loans.  As of June 30, 2022, nonperforming loans totaled $90,000, or 0.01% of total portfolio loans, compared to $92,000, or 0.01% of total portfolio loans, at December 31, 2021.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $2.3 million at June 30, 2022 and $2.3 million at December 31, 2021. The entire balance at June 30, 2022 was comprised of one commercial real estate property. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	June 30, 2022	December 31, 2021
Nonaccrual loans	$90	$91
Loans 90 days or more delinquent and still accruing	—	1
Total nonperforming loans (NPLs)	90	92
Foreclosed assets	2,343	2,343
Repossessed assets	—	—
Total nonperforming assets (NPAs)	$2,433	$2,435
NPLs to total loans	0.01%	0.01%
NPAs to total assets	0.09%	0.08%

Index
The following table shows the composition and amount of our troubled debt restructurings (TDRs) at June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022			December 31, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$1,409	$2,840	$4,249	$4,497	$3,024	$7,521
Nonperforming TDRs (1)	5	—	5	5	—	5
Total TDRs	$1,414	$2,840	$4,254	$4,502	$3,024	$7,526

(1)	Included in nonperforming asset table above

We had a total of $4.3 million and $7.5 million of loans whose terms have been modified in TDRs as of June 30, 2022 and December 31, 2021, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and whether cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs decreased by $3.3 million from December 31, 2021 to June 30, 2022 due primarily to seasonal repayments on one commercial TDR operating line.  There were 45 loans identified as TDRs at June 30, 2022 compared to 54 loans at December 31, 2021.

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

In March 2020, guidance issued by the federal banking agencies in consultation with FASB and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act collectively specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs. Through June 30, 2022, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  As of June 30, 2022, all of these modifications had expired and the loans had returned to their contractual payment terms.

Allowance for loan losses: The allowance for loan losses at June 30, 2022 was $14.6 million, a decrease of $1.3 million from December 31, 2021.  The allowance for loan losses represented 1.32% of total portfolio loans at June 30, 2022 and 1.43% at December 31, 2021.  The ratios at June 30, 2022 and December 31, 2021 are impacted by $2.8 million and $41.9 million of remaining PPP loans, respectively, which are fully guaranteed and receive no allowance allocation.  The ratios excluding these loans were 1.32% and 1.49% at June 30, 2022 and December 31, 2021, respectively.  The allowance for loan losses to nonperforming loan coverage ratio decreased from 17270.7% at December 31, 2021 to 16256.7% at June 30, 2022.

The table below shows the changes in certain credit metrics over the past five quarters (dollars in thousands):

	Quarter Ended June 30, 2022	Quarter Ended March 31, 2022	Quarter Ended December 31, 2021	Quarter Ended September 30, 2021	Quarter Ended June 30, 2021
Nonperforming loans	$90	$90	$92	$420	$433
Other real estate owned and repo assets	2,343	2,343	2,343	2,343	2,343
Total nonperforming assets	2,433	2,433	2,435	2,763	2,776
Net charge-offs (recoveries)	(15)	(227)	(107)	(276)	(104)
Total delinquencies	197	171	129	437	126

At June 30, 2022, we had net loan recoveries in twenty-eight of the past thirty quarters.  Our total delinquencies were $197,000 at June 30, 2022 and $129,000 at December 31, 2021.  Our delinquency percentage at June 30, 2022 was 0.02%.

Index
These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses decreased $1.3 million in the first six months of 2022.  We recorded a provision for loan loss benefit of $1.5 million for the six months ended June 30, 2022 compared to a benefit of  $750,000 for the same period of 2021.  Net loan recoveries were $242,000 for the six months ended June 30, 2022, compared to net loan recoveries of $148,000 for the same period in 2021. The ratio of net charge-offs (recoveries) to average loans was -0.06% on an annualized basis for the first six months of 2022 and -0.02% for the first six months of 2021.

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

Overall, impaired loans decreased by $3.3 million to $4.3 million at June 30, 2022 compared to $7.5 million at December 31, 2021.  The specific allowance for impaired loans decreased by $269,000 to $296,000 at June 30, 2022, compared to $565,000 at December 31, 2021.  The specific allowance for impaired loans represented 7.0% of total impaired loans at June 30, 2022 and 7.5% at December 31, 2021.

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

We also have considered the effect of COVID-19 on our loan borrowers and our local economy.  With the widespread vaccination efforts, coupled with reduction in infection rates in the first and second quarters of 2022, we determined that adjustments to certain qualitative factors were appropriate in the first half of 2022.  We also considered the improving economic conditions, including sharp reductions in unemployment and actions taken by the Federal Reserve in response to employment and inflation.  As a result, we reduced the economic qualitative factor by 3 basis points in the first quarter of 2022.  No additional changes were made for this factor in the second quarter of 2022 as the continued high inflation and related concerns offset the positive impact of an improving labor market.  In the second quarter 2021, we added 20 basis points to our consumer loan portfolio qualitative factors to address the risk that economic impact payments may be masking consumer delinquency and default.  We removed this 20 basis point allocation in the first quarter of 2022 as we did not experience losses or increased delinquency in these portfolios.  We also reduced the qualitative factor for changes in lending personnel by 4 basis points in the first quarter of 2022.  Slightly offsetting this was the addition of 2 basis points for our qualitative factor related to the effect of rising interest rates in the first quarter of 2022 and another 3 basis points added in the second quarter of 2022.  One additional change to the allowance calculation in the first quarter of 2022 was the removal of a loan pool we had maintained for loans receiving three modifications during the pandemic.  These loans have all returned to contractual payment terms over an extended period of time and have returned to their normal loan pools.

Certain industry sectors have been more negatively impacted by the economic effects of COVID-19 than others such as hospitality, restaurants and sporting events.  We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (31%), followed by Manufacturing (14%) and Retail Trade (10%).

Index
The table below breaks down our commercial loan portfolio by industry type at June 30, 2022 and identifies the percentage of loans in each type that have a pass rating within our grading system (4 or better) and criticized rating (5 or worse) (dollars in thousands):

	June 30, 2022
	Excluding PPP	PPP Loans	Total	Percent of Total Loans	Percent Grade 4 or Better	Percent Grade 5 or Worse
Industry:
Agricultural Products	$32,505	—	$32,505	3.50%	98.58%	1.42%
Mining and Oil Extraction	1,302	—	1,302	0.14%	95.31%	4.69%
Construction	81,385	49	81,434	8.76%	97.44%	2.56%
Manufacturing	134,539	17	134,556	14.47%	97.53%	2.47%
Wholesale Trade	77,861	—	77,861	8.38%	100.00%	0.00%
Retail Trade	89,528	15	89,543	9.63%	99.92%	0.08%
Transportation and Warehousing	48,533	15	48,548	5.22%	98.31%	1.69%
Information	692	—	692	0.07%	6.07%	93.93%
Finance and Insurance	39,166	—	39,166	4.21%	100.00%	0.00%
Real Estate and Rental and Leasing	287,149	546	287,695	30.95%	99.92%	0.08%
Professional, Scientific and Technical Services	3,918	258	4,176	0.45%	94.95%	5.05%
Management of Companies and Enterprises	3,400	—	3,400	0.37%	100.00%	0.00%
Administrative and Support Services	14,981	13	14,994	1.61%	99.35%	0.65%
Education Services	3,849	—	3,849	0.41%	97.92%	2.08%
Health Care and Social Assistance	32,696	39	32,735	3.52%	100.00%	0.00%
Arts, Entertainment and Recreation	3,988	313	4,301	0.46%	92.70%	7.30%
Accommodations and Food Services	39,078	1,114	40,192	4.32%	83.61%	16.39%
Other Services	32,321	412	32,733	3.52%	100.00%	0.00%
Total commercial loans	$926,891	$2,791	$929,682	100.00%	98.39%	1.61%

Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $12.1 million at June 30, 2022 and $12.9 million at December 31, 2021.  The qualitative component of our allowance allocated to commercial loans was $12.1 million at June 30, 2022, down $755,000 from $12.9 million at December 31, 2021.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.1 million at June 30, 2022 and $2.4 million at December 31, 2021.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Bank-Owned Life Insurance:  Bank-owned life insurance increased $495,000 from December 31, 2021 to June 30, 2022 due to earnings on the underlying policies.

Premises and Equipment:   Premises and equipment totaled $41.1 million at June 30, 2022, down $685,000 from $41.8 million at December 31, 2021.

Deposits and Other Borrowings: Total deposits decreased $83.4 million to $2.49 billion at June 30, 2022, as compared to $2.58 billion at December 31, 2021.  Non-interest bearing checking account balances increased $17.2 million during the first six months of 2022.  Interest bearing demand account balances decreased $96.3 million and savings and money market account balances increased $2.7 million in the first six months of 2022.  The overall decrease in deposits so far in 2022 has related to our business and municipal customers beginning to release the higher balances they have retained during the COVID-19 pandemic.  Certificates of deposits decreased by $7.0 million in the first six months of 2022 reflecting the continued low market interest rates.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 36% of total deposits at June 30, 2022 and 34% of total deposits at December 31, 2021.  These balances typically increase at year end for many of our commercial customers, then decline in the first half of the next year.  This didn’t happen in 2021 due to customers of all types holding higher balances due to the COVID-19 pandemic.  In addition, because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand accounts, including money market and savings accounts, comprised 60% of total deposits at June 30, 2022 and 62% at December 31, 2021. Time accounts as a percentage of total deposits were 3% at June 30, 2022 and 3% at December 31, 2021.

Index
Borrowed funds at June 30, 2022 consisted of $30.0 million of FHLB advances.  Borrowed funds at December 31, 2021 consisted of $85.0 million of FHLB advances.  On January 21, 2022, the FHLB exercised its option to put an advance totaling $25.0 million to the Company.  This advance carried an interest rate of 0.01% and had a maturity date of July 21, 2031.  The Company paid off this advance as required on January 21, 2022.  On January 21, 2022, we executed a new $25.0 million advance with the FHLB with similar terms.  This advance carried an interest rate of 0.05% and a maturity date of January 21, 2032.  The first put date for this advance was April 21, 2022.  The FHLB exercised its put option on this advance and it was paid off by the Company as required on April 21, 2022. The FHLB also exercised its put option on an advance totaling $10.0 million that carried an interest rate of 0.45% and a maturity date of February 27, 2030.  We paid off this advance as required on May 27, 2022.    Also on May 27, 2022, we prepaid three other advances totaling $20.0 million.  These advances had maturities ranging from May 24, 2023 to July 25, 2024 and interest rates ranging from 2.91% to 3.05%.   We incurred prepayment fees totaling $87,000, which are included in interest expense.  The reduction in future period interest expense from paying off these advances is such that the payback period is less than one quarter.

CAPITAL RESOURCES

Total shareholders' equity of $243.1 million at June 30, 2022 reflected a decrease of $10.9 million from $254.0 million at December 31, 2021. The decrease was primarily a result of a negative swing of $18.4 million in accumulated other comprehensive income ("AOCI") and a payment of $5.5 million in cash dividends to shareholders more than offsetting our net income of $12.6 million earned in the first six months of 2022.    The negative swing in AOCI was attributable to a sharp increase in market interest rates on bonds during the first half of 2022 causing a devaluation in market value on our investment securities available for sale.  The Bank was categorized as “well capitalized” at June 30, 2022.

Capital guidelines for U.S. banks include a common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%. The minimum ratio of Tier 1 capital to risk-weighted assets is 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5%), and the minimum total capital to risk-weighted assets ratio is 10.5% (with the capital conservation buffer). The minimum leverage ratio is 4.0%. The capital ratios for the Company and the Bank have continued to exceed the well capitalized minimum capital requirements.

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	June 30, 2022	March 31, 2022	Dec 31, 2021	Sept 30, 2021	June 30, 2021
Total capital to risk weighted assets	17.5%	17.9%	18.3%	18.6%	19.7%
Common Equity Tier 1 to risk weighted assets	16.5	16.9	17.2	17.4	17.1
Tier 1 capital to risk weighted assets	16.5	16.9	17.2	17.4	18.5
Tier 1 capital to average assets	9.1	8.8	8.7	8.5	9.5

On July 7, 2021, the Company redeemed all of the remaining outstanding trust preferred securities.

LIQUIDITY

Liquidity of Macatawa Bank: The liquidity of a financial institution reflects its ability to manage a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the Federal Reserve Board's discount window, the Federal Home Loan Bank, federal funds purchased lines of credit and other secured borrowing sources with our correspondent banks, loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits, federal funds sold and other short-term investments, and the various capital resources discussed above.

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

Index
We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At June 30, 2022, the Bank held $721.8 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $277.3 million as of June 30, 2022.

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At June 30, 2022, we had a total of $769.1 million in unused lines of credit, $101.8 million in unfunded loan commitments and $14.4 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2021, the Bank paid dividends to the Company totaling $33.1 million.  In the same period, the Company paid $10.9 million in dividends to its shareholders and $20.6 million to redeem outstanding trust preferred securities.  On February 23, 2022, the Bank paid a dividend totaling $2.9 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on February 24, 2022 to shareholders of record on February 10, 2022.  The cash distributed for this cash dividend payment totaled $2.7 million.   On May 25, 2022, the Bank paid a dividend totaling $2.8 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on May 26, 2022 to shareholders of record on May 12, 2022.  The cash distributed for this cash dividend payment totaled $2.7 million.   The Company retained the remaining balance in each period for general corporate purposes.  At June 30, 2022, the Bank had a retained earnings balance of $90.4 million.

The Company’s cash balance at June 30, 2022 was $7.7 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first six months of 2022.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At June 30, 2022, we had gross deferred tax assets of $8.4 million and gross deferred tax liabilities of $1.9 million resulting in a net deferred tax asset of $6.5 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  We concluded at June 30, 2022 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2022 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$386,896	(1.84)%	$80,374	5.67%
Interest rates up 100 basis points	389,272	(1.24)	77,835	2.33
No change	394,164	—	76,064	—
Interest rates down 100 basis points	374,406	(5.01)	69,758	(8.29)
Interest rates down 200 basis points	345,688	(12.30)	63,861	(16.04)

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2022, the end of the period covered by this report.

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

The following table provides information regarding the Company’s purchase of its own common stock during the second quarter of 2022.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock surrendered to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period
April 1 - April 30, 2022
Employee Transactions	—	$—
May 1 - May 31, 2022
Employee Transactions	—	$—
June 1 - June 30, 2022
Employee Transactions	815	$8.68
Total for Second Quarter ended June 30, 2022
Employee Transactions	815	$8.68

Item 6.	EXHIBITS.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
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

Dated: July 28, 2022