Form 10-Q
period 2022-09-30
MACATAWA BANK CORP
filed 2022-10-27
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,246,283 shares of the Company’s Common Stock (no par value) were outstanding as of October 27, 2022.

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
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2022 (unaudited) and December 31, 2021
(Dollars in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$33,205	$23,669
Federal funds sold and other short-term investments	733,347	1,128,119
Cash and cash equivalents	766,552	1,151,788
Debt securities available for sale, at fair value	453,728	416,063
Debt securities held to maturity (fair value 2022 - $330,882 and 2021 - $139,272)	349,481	137,003
Federal Home Loan Bank (FHLB) stock	10,211	11,558
Loans held for sale, at fair value	234	1,407
Total loans	1,138,645	1,108,993
Allowance for loan losses	(14,821)	(15,889)
Net loans	1,123,824	1,093,104
Premises and equipment – net	40,670	41,773
Accrued interest receivable	7,202	4,088
Bank-owned life insurance	53,193	52,468
Other real estate owned - net	2,343	2,343
Net deferred tax asset	10,185	2,163
Other assets	17,415	14,993
Total assets	$2,835,038	$2,928,751
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$855,744	$886,115
Interest-bearing	1,700,453	1,691,843
Total deposits	2,556,197	2,577,958
Other borrowed funds	30,000	85,000
Accrued expenses and other liabilities	12,287	11,788
Total liabilities	2,598,484	2,674,746
Commitments and contingent liabilities	—	—
Shareholders’ equity
Common stock, no par value, 200,000,000 shares authorized; 34,251,485 and 34,259,945 shares issued and outstanding at September 30, 2022 and December 31, 2021	219,583	219,082
Retained earnings	49,648	35,220
Accumulated other comprehensive loss	(32,677)	(297)
Total shareholders’ equity	236,554	254,005
Total liabilities and shareholders’ equity	$2,835,038	$2,928,751

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and nine month periods ended September 30, 2022 and 2021
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Interest income
Loans, including fees	$12,164	$12,761	$32,905	$39,530
Securities
Taxable	3,323	786	7,375	2,365
Tax-exempt	668	777	2,102	2,295
FHLB Stock	53	44	155	162
Federal funds sold and other short-term investments	4,667	474	6,915	948
Total interest income	20,875	14,842	49,452	45,300
Interest expense
Deposits	944	209	1,346	732
Other borrowings	160	325	827	1,006
Long-term debt	—	12	—	319
Total interest expense	1,104	546	2,173	2,057
Net interest income	19,771	14,296	47,279	43,243
Provision for loan losses	—	(550)	(1,500)	(1,300)
Net interest income after provision for loan losses	19,771	14,846	48,779	44,543
Noninterest income
Service charges and fees	1,263	1,183	3,693	3,240
Net gains on mortgage loans	166	851	673	4,177
Trust fees	969	1,079	3,153	3,217
ATM and debit card fees	1,724	1,676	5,084	4,844
Bank owned life insurance (“BOLI”) income	217	260	687	787
Other	550	593	1,695	2,084
Total noninterest income	4,889	5,642	14,985	18,349
Noninterest expense
Salaries and benefits	6,639	6,278	19,331	19,192
Occupancy of premises	989	992	3,232	3,023
Furniture and equipment	1,014	1,014	3,017	2,929
Legal and professional	268	272	733	768
Marketing and promotion	196	175	586	525
Data processing	984	839	2,792	2,602
FDIC assessment	201	204	578	532
Interchange and other card expense	405	391	1,184	1,137
Bond and D&O Insurance	129	112	389	334
Other	1,302	1,273	3,936	3,711
Total noninterest expenses	12,127	11,550	35,778	34,753
Income before income tax	12,533	8,938	27,986	28,139
Income tax expense	2,488	1,736	5,372	5,341
Net income	$10,045	$7,202	$22,614	$22,798
Basic earnings per common share	$0.29	$0.21	$0.66	$0.67
Diluted earnings per common share	$0.29	$0.21	$0.66	$0.67
Cash dividends per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and nine month periods ended September 30, 2022 and 2021
(unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net income	$10,045	$7,202	$22,614	$22,798
Other comprehensive income (loss):
Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	(17,714)	(792)	(41,085)	(3,443)
Net unrealized gain at time of transfer on securities transferred to held-to-maturity	—	—	113	—
Amortization of net unrealized gains on securities transferred to held-to-maturity	(5)	—	(16)	—
Tax effect	3,721	166	8,608	723
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	(13,998)	(626)	(32,380)	(2,720)
Less: reclassification adjustments:
Reclassification for gains included in net income	—	—	—	—
Tax effect	—	—	—	—
Reclassification for gains included in net income, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	(13,998)	(626)	(32,380)	(2,720)
Comprehensive income (loss)	$(3,953)	$6,576	$(9,766)	$20,078

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three and nine month periods ended September 30, 2022 and 2021
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 1, 2021	$218,846	$27,251	$2,120	$248,217
Net income for the three months ended September 30, 2021	—	7,202	—	7,202
Cash dividends at $0.08 per share	—	(2,725)	—	(2,725)
Repurchase of 2,518 shares for taxes withheld on vested restricted stock	(21)	—	—	(21)
Other comprehensive income, net of tax	—	—	(626)	(626)
Stock compensation expense	166	—	—	166
Balance, September 30, 2021	$218,991	$31,728	$1,494	$252,213

Balance, July 1, 2022	$219,456	$42,332	$(18,679)	$243,109
Net income for the three months ended September 30, 2022	—	10,045	—	10,045
Cash dividends at $0.08 per share	—	(2,729)	—	(2,729)
Repurchase of 1,662 shares for taxes withheld on vested restricted stock	(15)	—	—	(15)
Other comprehensive income, net of tax	—	—	(13,998)	(13,998)
Stock compensation expense	142	—	—	142
Balance, September 30, 2022	$219,583	$49,648	$(32,677)	$236,554

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2021	$218,528	$17,101	$4,214	$239,843
Net income for the nine months ended September 30, 2021	—	22,798	—	22,798
Cash dividends at $0.24 per share	—	(8,171)	—	(8,171)
Repurchase of 3,859 shares for taxes withheld on vested restricted stock	(34)	—	—	(34)
Other comprehensive income, net of tax	—	—	(2,720)	(2,720)
Stock compensation expense	497	—	—	497
Balance, September 30, 2021	$218,991	$31,728	$1,494	$252,213

Balance, January 1, 2022	$219,082	$35,220	$(297)	$254,005
Net income for the nine months ended September 30, 2022	—	22,614	—	22,614
Cash dividends at $0.24 per share	—	(8,186)	—	(8,186)
Repurchase of 3,815 shares for taxes withheld on vested restricted stock	(35)	—	—	(35)
Other comprehensive income, net of tax	—	—	(32,380)	(32,380)
Stock compensation expense	536	—	—	536
Balance, September 30, 2022	$219,583	$49,648	$(32,677)	$236,554

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine month periods ended September 30, 2022 and 2021
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flows from operating activities
Net income	$22,614	$22,798
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,493	1,863
Stock compensation expense	536	497
Provision for loan losses	(1,500)	(1,300)
Origination of loans for sale	(25,009)	(107,845)
Proceeds from sales of loans originated for sale	26,855	114,809
Net gains on mortgage loans	(673)	(4,177)
Write-down of other real estate	—	4
Net (gain) / loss on sales of other real estate	(47)	20
Deferred income tax expense	585	656
Earnings in bank-owned life insurance	(687)	(787)
Change in accrued interest receivable and other assets	(5,536)	4,071
Change in accrued expenses and other liabilities	1,499	(1,865)
Net cash from operating activities	20,130	28,744
Cash flows from investing activities
Loan originations and payments, net	(29,220)	293,142
Purchases of securities available for sale	(232,108)	(71,864)
Purchases of securities held to maturity	(160,481)	(72,916)
Purchase of bank-owned life insurance	—	(10,000)
Proceeds from:
Maturities and calls of securities available for sale	17,486	38,964
Maturities and calls of securities held to maturity	37,998	8,256
Principal paydowns on securities available for sale	12,003	24,758
Principal paydowns on securities held to maturity	33,149	6,559
Sales of other real estate	47	170
Redemption of FHLB stock	1,347	—
Payout of bank-owned insurance claim	—	560
Additions to premises and equipment	(605)	(935)
Net cash from investing activities	(320,384)	216,694
Cash flows from financing activities
Change in deposits	(21,761)	254,588
Repayments and maturities of other borrowed funds	(80,000)	(30,619)
Proceeds from other borrowed funds	25,000	25,000
Repurchase of shares for taxes withheld on vested restricted stock	(35)	(34)
Cash dividends paid	(8,186)	(8,171)
Net cash from financing activities	(84,982)	240,764
Net change in cash and cash equivalents	(385,236)	486,202
Cash and cash equivalents at beginning of period	1,151,788	783,736
Cash and cash equivalents at end of period	$766,552	$1,269,938

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine month periods ended September 30, 2022 and 2021
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Supplemental cash flow information
Interest paid	$2,204	$2,227
Income taxes paid	5,000	4,750
Supplemental noncash disclosures:
Security settlement	1,000	—
Transfer of securities from available for sale to held to maturity	123,469	—

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

In 2020:
•	The Bank originated 1,738 PPP loans totaling $346.7 million in principal.
•	Fees generated totaled $10.0 million.
•	765 PPP loans totaling $113.5 million were forgiven.
•	Total net fees of $5.4 million were recognized.

In 2021:
•	The Bank originated 1,000 PPP loans totaling $128.1 million in principal.
•	Fees generated totaled $5.6 million.
•	1,722 PPP loans totaling $318.4 million were forgiven.
•	Total net fees of $8.3 million were recognized.

In the nine months ended September 30, 2022:
•	251 PPP loans totaling $43.1 million were forgiven.
•	Total net fees of $1.3 million were recognized.

As of September 30, 2022, just one PPP loan totaling $37,000 in principal remained outstanding and total net fees of $5,000 remained unrecognized.

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

Operating results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At September 30, 2022, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, each of which is carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  The Bank has a master netting arrangement with its correspondent bank and has opted to record the fair value of these instruments on a gross basis. At September 30, 2022 and December 31, 2021, the total notional amount of such agreements was $127.3 million and $140.7 million, respectively, and resulted in a derivative asset with a fair value of $6.9 million and $3.3 million, respectively, which were included in other assets and a derivative liability of $6.9 million and $3.3 million, respectively, which were included in other liabilities. The net fair value position of these instruments was $6.9 million at September 30, 2022 and $1.0 million at December 31, 2021.

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
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Changes in the fair values of these interest rate lock and mortgage backed security and forward commitment derivatives are included in net gains on mortgage loans.  The fair value of interest rate lock commitments was $(19,000) at September 30, 2022 and $25,000 at December 31, 2021.  The net fair value of mortgage backed security derivatives was $74,000 at September 30, 2022 and $(13,000) at December 31, 2021.

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. As of September 30, 2022 and December 31, 2021, these loans had net unrealized gains (losses) of $(17,000) and $51,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold with servicing released; therefore no mortgage servicing right assets are established.

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

This ASU expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses.  In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by year of origination.  The Company selected a software vendor for applying this new ASU for Current Expected Credit Losses (“CECL”), began implementation of the software in the second quarter of 2018, completed integration during the third quarter of 2018 and ran parallel computations with both systems using the current GAAP incurred loss model in the fourth quarter of 2018.  The Company went live with this software beginning in January 2019 for its monthly incurred loss computations and began modeling the new current expected credit loss model assumptions to the allowance for loan losses computation.  In the periods since, the Company modeled the various methods prescribed in the ASU against the Company’s identified loan segments.  Based on the modeling conducted through September 30, 2022, the Company does not believe the effect of adoption of the new standard will materially affect the level of the allowance for loan losses or valuation reserves on available-for-sale debt securities or debt securities held to maturity.  The Company anticipates continuing to run parallel computations as it continues to evaluate the impact of adoption of the new standard.

ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Entities that make such elections would not have to remeasure contracts at the modification date or reassess a previous accounting determination.  Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. We are utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period.  We have discontinued the use of new LIBOR-based loans and interest rate derivatives, according to regulatory guidelines.  The amended guidance under Topic 848 and our ability to elect its temporary optional expedients and exceptions are effective for us through December 31, 2022.  We have adopted the LIBOR transition relief allowed under this standard.

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

ASU No. 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  This ASU eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty.  This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan.  Additionally, the ASU requires disclosure of current period gross writeoffs by year of origination for financing receivables.  The ASU also requires disclosure of current period gross writeoffs by year of origination for financing receivables and disclosure of certain modifications of receivables made to borrowers experiencing financial difficulty.  This ASU is effective for the Company for fiscal years beginning after December 15, 2022.  The Company does not believe adoption of this ASU will have a material impact on its financial results and will add the required disclosures for gross writeoffs in its financial statements upon adoption of the new standard.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Available for Sale
U.S. Treasury and federal agency securities	$222,223	$—	$(16,960)	$205,263
U.S. Agency MBS and CMOs	109,385	—	(14,173)	95,212
Tax-exempt state and municipal bonds	39,431	—	(1,226)	38,205
Taxable state and municipal bonds	109,511	—	(8,576)	100,935
Corporate bonds and other debt securities	14,639	—	(526)	14,113
	$495,189	$—	$(41,461)	$453,728

Held to Maturity
U.S. Treasury	$251,329	$—	$(14,401)	$236,928
Tax-exempt state and municipal bonds	98,152	66	(4,264)	93,954
	$349,481	$66	$(18,665)	$330,882

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for Sale
U.S. Treasury and federal agency securities	$208,153	$215	$(1,523)	$206,845
U.S. Agency MBS and CMOs	87,343	416	(962)	86,797
Tax-exempt state and municipal bonds	36,298	1,258	—	37,556
Taxable state and municipal bonds	79,394	812	(645)	79,561
Corporate bonds and other debt securities	5,251	63	(10)	5,304
	$416,439	$2,764	$(3,140)	$416,063
Held to Maturity
Tax-exempt state and municipal bonds	$137,003	$2,484	$(215)	$139,272

There were no sales of securities in the three and nine month periods ended September 30, 2022 and 2021.

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

Contractual maturities of debt securities at September 30, 2022 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$32,069	$31,534	$13,800	$13,729
Due from one to five years	295,170	278,658	312,058	293,127
Due from five to ten years	22,242	20,690	61,476	53,113
Due after ten years	—	—	107,855	93,759
	$349,481	$330,882	$495,189	$453,728

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$156,862	$(8,233)	$50,150	$(8,754)	$207,012	$(16,987)
U.S. Agency MBS and CMOs	71,741	(8,464)	23,472	(5,709)	95,213	(14,173)
Tax-exempt state and municipal bonds	37,576	(1,218)	—	—	37,576	(1,218)
Taxable state and municipal bonds	82,149	(5,335)	19,025	(3,249)	101,174	(8,584)
Corporate bonds and other debt securities	12,363	(499)	—	—	12,363	(499)
Total	$360,691	$(23,749)	$92,647	$(17,712)	$453,338	$(41,461)

Held to Maturity
U.S. Treasury	$236,927	$(14,401)	$—	$—	$236,927	$(14,401)
Tax-exempt state and municipal bonds	84,863	(4,243)	2,804	(21)	87,667	(4,264)
	$321,790	$(18,644)	$2,804	$(21)	$324,594	$(18,665)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$77,066	$(955)	$18,432	$(568)	$95,498	$(1,523)
U.S. Agency MBS and CMOs	52,254	(830)	4,190	(132)	56,444	(962)
Tax-exempt state and municipal bonds	—	—	—	—	—	—
Taxable state and municipal bonds	37,648	(638)	498	(7)	38,146	(645)
Corporate bonds and other debt securities	1,352	(10)	—	—	1,352	(10)
Total	$168,320	$(2,433)	$23,120	$(707)	$191,440	$(3,140)

Held to Maturity
Tax-exempt state and municipal bonds	$61,166	$(215)	$—	$—	$61,166	$(215)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At September 30, 2022, 457 securities available for sale with fair values totaling $453.3 million had unrealized losses totaling $41.5 million. At September 30, 2022, 97 securities held to maturity with fair values totaling $324.6 million had unrealized losses totaling $18.7 million. Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost.  Management determined that the unrealized losses for each period and each investment were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during each period.

Securities with a carrying value of approximately $3.5 million and $4.9 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at September 30, 2022 and December 31, 2021, respectively.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	September 30 , 2022	December 31, 2021
Commercial and industrial:
Commercial and industrial, excluding PPP	$427,034	$378,318
PPP	32	41,939
Total commercial and industrial	427,066	420,257
Commercial real estate:
Residential developed	6,830	4,862
Unsecured to residential developers	—	5,000
Vacant and unimproved	34,737	36,240
Commercial development	107	171
Residential improved	107,782	100,077
Commercial improved	257,144	259,039
Manufacturing and industrial	115,624	110,712
Total commercial real estate	522,224	516,101
Consumer:
Residential mortgage	130,138	117,800
Unsecured	111	210
Home equity	55,618	51,269
Other secured	3,488	3,356
Total consumer	189,355	172,635
Total loans	1,138,645	1,108,993
Allowance for loan losses	(14,821)	(15,889)
	$1,123,824	$1,093,104

The totals above are shown net of deferred fees and costs.  Deferred fees on loans totaled $1.3 million and $2.6 million at September 30, 2022 and December 31, 2021, respectively.  Deferred costs on loans totaled $1.4 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended September 30, 2022	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,256	$7,022	$2,316	$37	$14,631
Charge-offs	—	—	(46)	—	(46)
Recoveries	175	5	56	—	236
Provision for loan losses	179	(147)	(14)	(18)	—
Ending Balance	$5,610	$6,880	$2,312	$19	$14,821

Three months ended September 30, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,206	$8,740	$2,856	$4	$16,806
Charge-offs	—	—	(22)	—	(22)
Recoveries	265	11	22	—	298
Provision for loan losses	(259)	(250)	(68)	27	(550)
Ending Balance	$5,212	$8,501	$2,788	$31	$16,532

Nine months ended September 30, 2022	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,176	$8,051	$2,633	$29	$15,889
Charge-offs	(38)	—	(103)	—	(141)
Recoveries	185	276	112	—	573
Provision for loan losses	287	(1,447)	(330)	(10)	(1,500)
Ending Balance	$5,610	$6,880	$2,312	$19	$14,821

Nine months ended September 30, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,632	$7,999	$2,758	$19	$17,408
Charge-offs	—	—	(102)	—	(102)
Recoveries	320	122	84	—	526
Provision for loan losses	(1,740)	380	48	12	(1,300)
Ending Balance	$5,212	$8,501	$2,788	$31	$16,532

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

September 30, 2022	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$54	$17	$223	$—	$294
Collectively evaluated for impairment	5,556	6,863	2,089	19	14,527
Total ending allowance balance	$5,610	$6,880	$2,312	$19	$14,821
Loans:
Individually reviewed for impairment	$1,823	$568	$2,942	$—	$5,333
Collectively evaluated for impairment	425,243	521,656	186,413	—	1,133,312
Total ending loans balance	$427,066	$522,224	$189,355	$—	$1,138,645

December 31, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$303	$24	$238	$—	$565
Collectively evaluated for impairment	4,873	8,027	2,395	29	15,324
Total ending allowance balance	$5,176	$8,051	$2,633	$29	$15,889
Loans:
Individually reviewed for impairment	$3,375	$1,127	$3,024	$—	$7,526
Collectively evaluated for impairment	416,882	514,974	169,611	—	1,101,467
Total ending loans balance	$420,257	$516,101	$172,635	$—	$1,108,993

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2022 (dollars in thousands):

September 30, 2022	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$1,476	$1,476	$—
Commercial real estate:
Residential improved	32	32	—
Commercial improved	42	42	—
	74	74	—
Consumer	—	—	—
Total with no related allowance recorded	$1,550	$1,550	$—

With an allowance recorded:
Commercial and industrial	$347	$347	$54
Commercial real estate:
Commercial improved	311	311	6
Manufacturing and industrial	183	183	11
	494	494	17
Consumer:
Residential mortgage	2,686	2,686	204
Unsecured	31	31	2
Home equity	225	225	17
	2,942	2,942	223
Total with an allowance recorded	$3,783	$3,783	$294
Total	$5,333	$5,333	$294

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and nine month periods ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Average of impaired loans during the period:
Commercial and industrial	$1,277	$749	$2,580	$2,417
Commercial real estate:
Residential developed	—	—	—	15
Residential improved	52	18	44	46
Commercial improved	356	1,349	420	1,909
Manufacturing and industrial	184	195	187	197
Consumer	3,005	3,362	2,884	3,641
Interest income recognized during impairment:
Commercial and industrial	30	40	300	336
Commercial real estate	9	22	31	88
Consumer	32	28	86	97
Cash-basis interest income recognized
Commercial and industrial	22	37	313	356
Commercial real estate	9	22	31	88
Consumer	34	30	60	98

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2022 and December 31, 2021:

September 30, 2022	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential improved	—	—
	—	—
Consumer:
Residential mortgage	85	—
	85	—
Total	$85	$—

December 31, 2021	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential improved	5	—
	5	—
Consumer:
Residential mortgage	86	—
	86	—
Total	$91	$—

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2022 and December 31, 2021 by class of loans (dollars in thousands):

September 30, 2022	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$427,066	$427,066
Commercial real estate:
Residential developed	—	—	—	6,830	6,830
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	34,737	34,737
Commercial development	—	—	—	107	107
Residential improved	—	—	—	107,782	107,782
Commercial improved	—	—	—	257,144	257,144
Manufacturing and industrial	—	—	—	115,624	115,624
	—	—	—	522,224	522,224
Consumer:
Residential mortgage	—	84	84	130,054	130,138
Unsecured	—	—	—	111	111
Home equity	—	—	—	55,618	55,618
Other secured	—	—	—	3,488	3,488
	—	84	84	189,271	189,355
Total	$—	$84	$84	$1,138,561	$1,138,645

December 31, 2021	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$39	$1	$40	$420,217	$420,257
Commercial real estate:
Residential developed	—	—	—	4,862	4,862
Unsecured to residential developers	—	—	—	5,000	5,000
Vacant and unimproved	—	—	—	36,240	36,240
Commercial development	—	—	—	171	171
Residential improved	—	5	5	100,072	100,077
Commercial improved	—	—	—	259,039	259,039
Manufacturing and industrial	—	—	—	110,712	110,712
	—	5	5	516,096	516,101
Consumer:
Residential mortgage	—	84	84	117,716	117,800
Unsecured	—	—	—	210	210
Home equity	—	—	—	51,269	51,269
Other secured	—	—	—	3,356	3,356
	—	84	84	172,551	172,635
Total	$39	$90	$129	$1,108,864	$1,108,993

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $294,000 and $565,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2022 and December 31, 2021, respectively. These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt. The second note is charged off immediately and collected only after the first note is paid in full. This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt. An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring. In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms. After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022		December 31, 2021
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	4	$1,823	4	$3,375
Commercial real estate	4	568	6	1,127
Consumer	33	2,942	44	3,024
	41	$5,333	54	$7,526

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing TDRs as of September 30, 2022 and December 31, 2021. The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	September 30, 2022	December 31, 2021
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	4,982	4,552
Accruing TDR - upgraded to accruing after six consecutive payments	351	2,968
	$5,333	$7,520

There was one mortgage loan TDR executed during the three month period ended September 30, 2022.  The pre-TDR balance of this loan totaled $278,000 and there were no writedowns upon TDR. There was one consumer loan TDR and one mortgage loan TDR executed during the nine month period ended September 30, 2022.  The pre-TDR balance of these loans totaled $377,000 and there were no writedowns upon TDR. There were no TDRs executed during the three and nine month periods ended September 30,  2021.

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

Payment defaults on TDRs have been minimal and during the three and nine month periods ended September 30, 2022 and 2021 and the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

In March 2020, guidance issued by the federal banking agencies in consultation with FASB and the Coronavirus Aid, Relief and Economic Security (“CARES”) Act collectively specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs. Through September 30, 2022, the Bank had applied this guidance and modified 726 individual loans with aggregate principal balances totaling $337.2 million.  As of September 30, 2022, all of these modifications had expired and the loans had returned to their contractual payment terms.

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of September 30, 2022 and December 31, 2021, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

September 30, 2022	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,063	$13,129	$181,578	$208,693	$8,312	$291	$—	$—	$427,066

Commercial real estate:
Residential developed	—	—	—	6,830	—	—	—	—	6,830
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	429	17,151	17,157	—	—	—	—	34,737
Commercial development	—	—	107	—	—	—	—	—	107
Residential improved	—	—	24,867	82,858	57	—	—	—	107,782
Commercial improved	—	18,122	79,871	152,189	6,651	311	—	—	257,144
Manufacturing & industrial	—	9,029	28,264	74,284	1,715	2,332	—	—	115,624
	$15,063	$40,709	$331,838	$542,011	$16,735	$2,934	$—	$—	$949,290
December 31, 2021	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$56,979	$19,300	$110,877	$227,087	$2,700	$3,314	$—	$—	$420,257

Commercial real estate:
Residential developed	—	—	—	4,862	—	—	—	—	4,862
Unsecured to residential developers	—	—	—	5,000	—	—	—	—	5,000
Vacant and unimproved	—	1,763	13,492	20,985	—	—	—	—	36,240
Commercial development	—	—	171	—	—	—	—	—	171
Residential improved	—	—	24,450	75,503	119	—	5	—	100,077
Commercial improved	—	15,115	71,211	165,268	7,127	318	—	—	259,039
Manufacturing & industrial	—	—	41,757	65,601	3,354	—	—	—	110,712
	$56,979	$36,178	$261,958	$564,306	$13,300	$3,632	$5	$—	$936,358

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	September 30, 2022	December 31, 2021
Not classified as impaired	$2,551	$233
Classified as impaired	383	3,404
Total commercial loans classified substandard or worse	$2,934	$3,637

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

September 30, 2022	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$130,054	$111	$55,618	$3,488
Nonperforming	84	—	—	—
Total	$130,138	$111	$55,618	$3,488

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Available for sale securities
U.S. Treasury and federal agency securities	$205,263	$—	$205,263	$—
U.S. Agency MBS and CMOs	95,212	—	95,212	—
Tax-exempt state and municipal bonds	38,205	—	38,205	—
Taxable state and municipal bonds	100,935	—	100,935	—
Corporate bonds and other debt securities	14,113	—	14,113	—
Other equity securities	1,297	—	1,297	—
Loans held for sale	234	—	234	—
Interest rate swaps	6,920	—	—	6,920
Interest rate swaps	(6,920)	—	—	(6,920)

December 31, 2021
Available for sale securities
U.S. Treasury and federal agency securities	$206,845	$—	$206,845	$—
U.S. Agency MBS and CMOs	86,797	—	86,797	—
Tax-exempt state and municipal bonds	37,556	—	37,556	—
Taxable state and municipal bonds	79,561	—	79,561	—
Corporate bonds and other debt securities	5,304	—	5,304	—
Other equity securities	1,470	—	1,470	—
Loans held for sale	1,407	—	1,407	—
Interest rate swaps	3,277	—	—	3,277
Interest rate swaps	(3,277)	—	—	(3,277)

The items identified as measured under Level 3 do not impact other comprehensive income.  There were no items transferred in or out of Level 3 classification between December 31, 2021 and September 30, 2022, nor were there any new swap agreements entered into during that period.  There was one swap terminated during that period.  That swap had a fair value of $168,000 at December 31, 2021.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Impaired loans	$336	$—	$—	$336

December 31, 2021
Impaired loans	$2,903	$—	$—	$2,903

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
September 30, 2022
Impaired Loans	$336	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2021
Impaired Loans	$2,903	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at September 30, 2022 and December 31, 2021 (dollars in thousands):

		September 30, 2022		December 31, 2021
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$33,205	$33,205	$23,669	$23,669
Federal funds sold and other short-term investments	Level 1	733,347	733,347	1,128,119	1,128,119
Securities held to maturity	Level 3	349,481	330,882	137,003	139,272
FHLB stock	Level 3	10,211	10,211	11,558	11,558
Loans, net	Level 2	1,123,488	1,094,345	1,090,201	1,106,324
Bank owned life insurance	Level 3	53,193	53,193	52,468	52,468
Accrued interest receivable	Level 2	7,202	7,202	4,088	4,088
Financial liabilities
Deposits	Level 2	(2,556,197)	(2,556,011)	(2,577,958)	(2,577,885)
Other borrowed funds	Level 2	(30,000)	(28,950)	(85,000)	(86,322)
Accrued interest payable	Level 2	(41)	(41)	(72)	(72)
Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

The notional and fair value of derivative instruments as of September 30, 2022 and December 31, 2021 are reflected in the following table (dollars in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
September 30, 2022
Derivative assets
Interest rate swaps	$63,650	Other Assets	$6,920

Derivative liabilities
Interest rate swaps	63,650	Other Liabilities	6,920

	Notional Amount	Balance Sheet Location	Fair Value
December 31, 2021
Derivative assets
Interest rate swaps	$70,356	Other Assets	$3,277

Derivative liabilities
Interest rate swaps	70,356	Other Liabilities	3,277

The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $6.9 million and $3.3 million as of September 30, 2022 and December 31, 2021, respectively. Securities pledged as collateral totaling $3.5 million and $3.0 million were provided to the counterparty correspondent bank as of September 30, 2022 and December 31, 2021, respectively. These pledged securities were held at the correspondent bank.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $63.7 million as of September 30, 2022 and $70.4 million at December 31, 2021. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Noninterest-bearing demand	$855,744	$886,115
Interest bearing demand	731,796	736,573
Savings and money market accounts	891,675	865,528
Certificates of deposit	76,982	89,742
	$2,556,197	$2,577,958

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $22.4 million at September 30, 2022 and $28.2 million at December 31, 2021.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
September 30, 2022
Single maturity fixed rate advances	$10,000	February 2024	2.63%
Putable advances	20,000	November 2024	1.81%
	$30,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2021
Single maturity fixed rate advances	$30,000	May 2023 to July 2024	2.87%
Putable advances	55,000	November 2024 to July 2031	0.74%
	$85,000

Each advance is subject to a prepayment fee if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity. These advances were collateralized by residential and commercial real estate loans totaling $442.6 million and $361.9 million under a blanket lien arrangement at September 30, 2022 and December 31, 2021, respectively.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Scheduled repayments of FHLB advances as of September 30, 2022  were as follows (in thousands):

2022	$—
2023	—
2024	30,000
2025	—
2026	—
Thereafter	—
$30,000

On January 21, 2022, the FHLB exercised its option to put an advance totaling $25.0 million to the Company. This advance carried an interest rate of 0.01% and had a maturity date of July 21, 2031.  The Company paid off this advance as required on January 21, 2022. On January 21, 2022, the Company executed a new $25.0 million advance with the FHLB with similar terms.  This advance carried an interest rate of 0.05% and a maturity date of January 21, 2032. The first put date for this advance was April 21, 2022.  The FHLB exercised its put option on this advance and it was paid off by the Company as required on April 21, 2022. On May 27, 2022, the FHLB exercised its put option on a $10.0 million advance that carried an interest rate of 0.45% and the Company paid the advance off as required on May 27, 2022.  On May 27, 2022, the Company prepaid three other advances, totaling $20.0 million, with rates ranging from 2.91% to 3.05%, resulting in a prepayment penalty of $87,000, which is included in interest expense in the nine months ended September 30, 2022.

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank. There were no borrowings outstanding at September 30, 2022 and December 31, 2021, and the Company had approximately $3.6 million and $4.0 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $3.9 million and $4.4 million at September 30, 2022 and December 31, 2021, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2022 and 2021 are as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net income available to common shares	$10,045	$7,202	$22,614	$22,798
Weighted average shares outstanding, including participating stock awards - Basic	34,251,792	34,190,264	34,253,459	34,192,916
Dilutive potential common shares:
Stock options	—	—	—	—
Weighted average shares outstanding - Diluted	34,251,792	34,190,264	34,253,459	34,192,916
Basic earnings per common share	$0.29	$0.21	$0.66	$0.67
Diluted earnings per common share	$0.29	$0.21	$0.66	$0.67

There were no antidilutive shares of common stock in the three and nine month periods ended September 30, 2022 and 2021.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Current	$2,436	$936	$4,787	$4,685
Deferred	52	800	585	656
	$2,488	$1,736	$5,372	$5,341

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Statutory rate	21%	21%	21%	21%
Statutory rate applied to income before taxes	$2,632	$1,877	$5,877	$5,909
Deduct
Tax-exempt interest income	(137)	(162)	(434)	(477)
Bank-owned life insurance	(45)	(54)	(144)	(165)
Other, net	38	75	73	74
	$2,488	$1,736	$5,372	$5,341

The realization of deferred tax assets is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. Management believes it is more likely than not that all of the deferred tax assets  at September 30, 2022 will be realized against deferred tax liabilities and projected future taxable income.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	September 30, 2022	December 31, 2021
Deferred tax assets
Allowance for loan losses	$3,113	$3,337
Net deferred loan fees	—	275
Nonaccrual loan interest	16	57
Valuation allowance on other real estate owned	—	6
Unrealized loss on securities available for sale and transferred to held to maturity	8,686	79
Other	347	311
Gross deferred tax assets	12,162	4,065
Valuation allowance	—	—
Total net deferred tax assets	12,162	4,065
Deferred tax liabilities
Depreciation	(1,123)	(1,199)
Net deferred loan fees	(12)	—
Prepaid expenses	(284)	(288)
Other	(558)	(415)
Gross deferred tax liabilities	(1,977)	(1,902)
Net deferred tax asset	$10,185	$2,163

There were no unrecognized tax benefits at September 30, 2022 or December 31, 2021 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2018.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	September 30, 2022	December 31, 2021
Commitments to make loans	$88,937	$128,648
Letters of credit	15,847	10,141
Unused lines of credit	740,310	677,902

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was $0 and approximately $1.3 million at September 30, 2022 and December 31, 2021, respectively.

The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline. These commitments were approximately $2.5 million and $9.5 million at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, approximately 67.5% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates. The remainder of the commitments to make loans were at variable rates tied to prime or one month term SOFR and generally expire within 30 days. The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of September 30, 2022, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

At September 30, 2022  and December 31, 2021, actual capital levels and minimum required levels were (dollars in thousands):

			Minimum Capital		Minimum Capital Adequacy With		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy		Capital Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
CET1 capital (to risk weighted assets)
Consolidated	$269,231	16.7%	$72,455	4.5%	$112,708	7.0%	N/A	N/A
Bank	261,445	16.2	72,442	4.5	112,688	7.0	$104,639	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	269,231	16.7	96,607	6.0	136,860	8.5	N/A	N/A
Bank	261,445	16.2	96,589	6.0	136,835	8.5	128,786	8.0
Total capital (to risk weighted assets)
Consolidated	284,052	17.6	128,810	8.0	169,063	10.5	N/A	N/A
Bank	276,266	17.2	128,786	8.0	169,031	10.5	160,982	10.0
Tier 1 capital (to average assets)
Consolidated	269,331	9.3	115,941	4.0	N/A	N/A	N/A	N/A
Bank	261,445	9.0	115,930	4.0	N/A	N/A	144,912	5.0

December 31, 2021
CET1 capital (to risk weighted assets)
Consolidated	$254,302	17.2%	$66,381	4.5%	$103,259	7.0%	N/A	N/A
Bank	246,239	16.7	66,370	4.5	103,242	7.0	$95,867	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	254,302	17.2	88,508	6.0	125,386	8.5	N/A	N/A
Bank	246,239	16.7	88,493	6.0	125,365	8.5	117,991	8.0
Total capital (to risk weighted assets)
Consolidated	270,191	18.3	118,011	8.0	154,889	10.5	N/A	N/A
Bank	262,128	17.8	117,991	8.0	154,863	10.5	147,488	10.0
Tier 1 capital (to average assets)
Consolidated	254,302	8.7	116,664	4.0	N/A	N/A	N/A	N/A
Bank	246,239	8.4	116,654	4.0	N/A	N/A	145,818	5.0

The Bank was categorized as “well capitalized” at September 30, 2022 and December 31, 2021.

Index
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At September 30, 2022, we had total assets of $2.84 billion, total loans of $1.14 billion, total deposits of $2.56 billion and shareholders' equity of $236.6 million.  For the three months ended September 30, 2022, we recognized net income of $10.0 million compared to $7.2 million for the same period in 2021. For the nine months ended September 30, 2022, we recognized net income of $22.6 million compared to $22.8 million for the same period in 2021.  The Bank was categorized as “well capitalized” under regulatory capital standards at September 30, 2022.

We paid a dividend of $0.08 per share in each quarter in 2021 and in each of the first three quarters of 2022.

RESULTS OF OPERATIONS

Summary: Net income for the three months ended September 30, 2022 was $10.0 million, compared to $7.2 million for the same period in 2021.  Net income per share on a diluted basis for the three months ended September 30, 2022 was $0.29 compared to $0.21 for the same period in 2021.  Net income for the nine months ended September 30, 2022 was $22.6 million compared to $22.8 million for the same period in 2021.  Net income per share on a diluted basis for the nine months ended September 30, 2022 was $0.66 compared to $0.67 for the same period in 2021.

Earnings in the three and nine month periods ended September 30, 2022 improved over the same periods in the prior year primarily through growth in net interest income which was positively impacted by the 300 basis point increase in the federal funds rates during 2022.  This offset the impact of lower income from PPP loans during the first nine months of 2022.  Net interest income increased to $19.8 million in the three months ended September 30, 2022 compared to $14.3 million in the same period in 2021.   Net interest income increased to $47.3 million in the nine months ended September 30, 2022 compared to $43.2 million in the same period in 2021.   As federal funds rates increase, our net interest income improves given the asset-sensitive profile of our balance sheet.  We anticipate further improvement in net interest income as a result of these and future expected federal funds rate increases.  Net interest income also benefitted in the 2022 periods from growth in our investment portfolio, which was up $250.1 million since December 31, 2021.  Net gains on sales of mortgage loans decreased to $166,000 in the three months ended September 30, 2022 compared to $851,000 in the same period in 2021.  Net gains on sales of mortgage loans decreased to $673,000 in the nine months ended September 30, 2022 compared to $4.2 million in the same period in 2021.

The provision for loan losses was $0 for the three months ended September 30, 2022, compared to a benefit of  $550,000 for the same period in 2021.  We were in a net loan recovery position for the three months ended September 30, 2022, with $190,000 in net loan recoveries, compared to $276,000 in net loan recoveries in the same period in 2021.  The provision for loan losses was a benefit of $1.5 million for the nine months ended September 30, 2022 compared to a benefit of $1.3 million for the same period in 2021.  We were also in a net loan recovery position for the nine months ended September 30, 2022, with $432,000 in net recoveries compared to $424,000 in net recoveries in the same period in 2021.  The provision for loan losses in 2021 was also impacted by higher levels of qualitative environmental factors to address uncertainty and increased risk of loss attributable to the COVID-19 pandemic.  Several of these factors were reduced in the first nine months of 2022, reflecting improvement in economic conditions and mitigating effects of the COVID-19 pandemic.

Net Interest Income: Net interest income totaled $19.8 million for the three months ended September 30, 2022 compared to $14.3 million for the same period in 2021.   Net interest income increased to $47.3 million in the nine months ended September 30, 2022 compared to $43.2 million in the nine months ended September 30, 2021.  Net interest income for the three and nine month periods ended September 30, 2022 benefitted from increases in the federal funds rate and growth in our investment securities portfolio.  The federal funds rate increased by 300 basis points from March 2022 through September 2022.

Index
Net interest income for the third quarter of 2022 increased $5.5 million compared to the same period in 2021.  Of this increase, $5.6 million was from changes in rates earned or paid, partially offset by a decrease of $170,000 from changes in the volume of average interest earning assets and interest bearing liabilities.  The largest positive change in interest income occurred in our federal funds sold and other short-term investments.  The net change in interest income for federal funds sold and other short-term investments was an increase of $4.2 million, of which $4.4 million was due to an increase in rate, partially offset by a reduction of $217,000 due to a decrease in volume. The net change in interest income for taxable securities was an increase of $2.5 million, with $2.3 million due to an increase in average balances and an increase of $260,000 due to rate.  The net change in interest income for commercial loans (excluding PPP loans) was an increase of $2.2 million, of which an increase of $620,000 was due to portfolio growth, and an increase of $1.5 million due to rate.  Compared to the third quarter of 2021, PPP loans caused a reduction of $3.0 million in net interest income in the third quarter of 2022 primarily due to significant principal forgiveness and lower PPP fee recognition.  Consumer loan interest income increased by $191,000 in the third quarter of 2022 compared to the same period in 2021.  Of the $191,000 increase in interest income on consumer loans, $34,000 was due to an increase in average balances and $157,000 was due to higher loan rates.  Interest expense changes in the third quarter of 2022 were primarily rate related as we did make some changes to interest rates paid on our deposit balances in response to increased federal funds rates.

Net interest income for the nine months ended September 30, 2022 increased $4.0 million compared to the same period in 2021.  Of this increase, $6.8 million was from changes in the rates earned or paid, partially offset by a decrease of $2.7 million from changes in volume of average interest earning assets and interest bearing liabilities.  The largest changes occurred in interest income on federal funds, interest income on PPP loans and interest income in our investment portfolio as we deployed some of our excess investable funds primarily into taxable securities.  Interest income from federal funds sold and other short-term investments increased by $6.0 million in the first nine months of 2022 compared to the same period in 2021 due to the 300 basis point increase in federal funds rate from March 2022 through September 2022.  This caused a $6.1 million increase in interest income, partially offset by a decrease in average balances of federal funds sold and other short-term investments in the first nine months of 2022, which subtracted $90,000.  The net change in interest income for PPP loans was a decrease of $7.3 million in the first nine months of 2022 as compared to the same period in 2021. The net change in interest income for commercial loans (excluding PPP loans) was a $1.1 million increase with $698,000 due to rate and $410,000 due to portfolio growth. The net change in interest income for taxable securities was an increase of $5.0 million with $4.7 million due to an increase in average balances and $262,000 due to rate. Of the $507,000 decrease in interest income on residential mortgage loans, $361,000 was due to a decrease in average balances and $146,000 was due to rate.

Index
The cost of funds increased to 0.26% in the third quarter of 2022 compared to 0.13% in the third quarter of 2021.  For the first nine months of 2022, the cost of funds increased to 0.17% compared to 0.16% for the same period in 2021. Increases in the rates paid on our interest bearing demand deposits and our savings and money market deposits in response to the increase in market rates over the last several months caused the increase in our cost of funds.

The following table shows an analysis of net interest margin for the three month periods ended September 30, 2022 and 2021 (dollars in thousands):

	For the three months ended September 30,
	2022			2021
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$670,832	$3,323	1.98%	$200,981	$786	1.56%
Tax-exempt securities (1)	137,645	668	2.50	172,372	777	2.32
Commercial loans (2)	937,125	10,223	4.27	873,248	8,055	3.61
PPP loans (3)	1,745	94	21.08	133,413	3,104	9.10
Residential mortgage loans	128,611	1,093	3.39	123,574	1,039	3.36
Consumer loans	57,724	754	5.18	54,591	563	4.09
Federal Home Loan Bank stock	10,211	53	2.04	11,558	44	1.51
Federal funds sold and other short-term investments	803,082	4,667	2.27	1,234,420	474	0.15
Total interest earning assets (1)	2,746,975	20,875	3.02	2,804,157	14,842	2.12
Noninterest earning assets:
Cash and due from banks	42,454			39,725
Other	84,914			104,782
Total assets	$2,874,343			$2,948,664
Liabilities
Deposits:
Interest bearing demand	$713,913	$247	0.14%	$723,516	$49	0.03%
Savings and money market accounts	871,508	636	0.29	817,307	60	0.03
Time deposits	83,192	61	0.29	99,312	100	0.40
Borrowings:
Other borrowed funds	30,000	160	2.08	79,565	325	1.60
Long-term debt	—	—	—	1,345	12	3.42
Total interest bearing liabilities	1,698,613	1,104	0.26	1,721,045	546	0.13
Noninterest bearing liabilities:
Noninterest bearing demand accounts	917,552			964,908
Other noninterest bearing liabilities	13,321			12,717
Shareholders' equity	244,857			249,994
Total liabilities and shareholders' equity	$2,874,343			$2,948,664
Net interest income		$19,771			$14,296
Net interest spread (1)			2.76%			1.99%
Net interest margin (1)			2.86%			2.04%
Ratio of average interest earning assets to average interest bearing liabilities	161.72%			162.93%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at September 30, 2022 and 2021.
(2)
Includes loan fees of $178,000 and $103,000 for the three months ended September 30, 2022 and 2021, respectively.  Includes average nonaccrual loans of approximately $87,000 and $426,000 for the three months ended September 30, 2022 and 2021, respectively.  Excludes PPP loans.

(3)	Includes loan fees of $90,000 and $2.8 million for the three months ended September 30, 2022 and 2021, respectively.

Index
The following table shows an analysis of net interest margin for the nine month periods ended September 30, 2022 and 2021 (dollars in thousands):

	For the nine months ended September 30,
	2022			2021
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$554,670	$7,375	1.77%	$195,867	$2,365	1.61%
Tax-exempt securities (1)	157,095	2,101	2.30	145,571	2,295	2.71
Commercial loans (2)	920,883	26,698	3.82	906,493	25,590	3.72
PPP loans (3)	8,980	1,345	19.75	206,941	8,690	5.54
Residential mortgage loans	122,029	3,019	3.29	136,435	3,526	3.44
Consumer loans	55,912	1,843	4.41	56,373	1,724	4.09
Federal Home Loan Bank stock	10,478	155	1.95	11,558	162	1.84
Federal funds sold and other short-term investments	923,153	6,916	0.99	1,012,179	948	0.12
Total interest earning assets (1)	2,753,200	49,452	2.41	2,671,417	45,300	2.28
Noninterest earning assets:
Cash and due from banks	36,979			35,084
Other	89,392			102,849
Total assets	$2,879,571			$2,809,350
Liabilities
Deposits:
Interest bearing demand	$700,010	$341	0.06%	$670,029	$122	0.02%
Savings and money market accounts	879,368	846	0.13	811,381	183	0.03
Time deposits	87,892	159	0.24	103,271	428	0.55
Borrowings:
Other borrowed funds	56,234	827	1.94	70,623	1,005	1.88
Long-term debt	—	—	—	14,123	319	2.98
Total interest bearing liabilities	1,723,504	2,173	0.17	1,669,427	2,057	0.16
Noninterest bearing liabilities:
Noninterest bearing demand accounts	896,989			881,177
Other noninterest bearing liabilities	12,499			13,535
Shareholders' equity	246,579			245,211
Total liabilities and shareholders' equity	$2,879,571			$2,809,350
Net interest income		$47,279			$43,243
Net interest spread (1)			2.24%			2.12%
Net interest margin (1)			2.30%			2.18%
Ratio of average interest earning assets to average interest bearing liabilities	159.74%			160.02%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at September 30, 2022 and 2021.
(2)
Includes loan fees of $435,000 and $628,000 for the nine months ended September 30, 2022 and 2021, respectively.  Includes average nonaccrual loans of approximately $89,000 and $472,000 for the nine months ended September 30, 2022 and 2021, respectively.  Excludes PPP loans.

(3)	Includes loan fees of $1.3 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate (dollars in thousands):

	For the three months ended September 30, 2022 vs 2021 Increase (Decrease) Due to			For the nine months ended September 30, 2022 vs 2021 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Taxable securities	$2,277	$260	$2,537	$4,748	$262	$5,010
Tax-exempt securities	(190)	81	(109)	240	(434)	(194)
Commercial loans, excluding PPP loans	620	1,548	2,168	410	698	1,108
PPP loans	(2,997)	(13)	(3,010)	(8,222)	877	(7,345)
Residential mortgage loans	43	11	54	(361)	(146)	(507)
Consumer loans	34	157	191	(14)	133	119
Federal Home Loan Bank stock	(5)	14	9	(16)	9	(7)
Federal funds sold and other short-term investments	(217)	4,410	4,193	(90)	6,058	5,968
Total interest income	(435)	6,468	6,033	(3,305)	7,457	4,152
Interest expense
Interest bearing demand	$(1)	$199	$198	$6	$213	219
Savings and money market accounts	4	572	576	17	646	663
Time deposits	(15)	(24)	(39)	(56)	(213)	(269)
Other borrowed funds	(241)	76	(165)	(210)	32	(178)
Long-term debt	(12)	—	(12)	(319)	—	(319)
Total interest expense	(265)	823	558	(562)	678	116
Net interest income	$(170)	$5,645	$5,475	$(2,743)	$6,779	$4,036

Provision for Loan Losses: The provision for loan losses for the three months ended September 30, 2022 was $0 compared to a benefit of $550,000 for the same period in 2021.  The provision for loan losses for the first nine months of 2022 was a benefit of $1.5 million compared to a benefit of $1.3 million for the same period in 2021.  Net loan recoveries were $190,000 in the three months ended September 30, 2022 compared to net loan recoveries of $276,000 in the same period in 2021.  Net loan recoveries were $432,000 in the nine months ended September 30, 2022 compared to $424,000 in the same period in 2021.

Gross loan recoveries were $236,000 for the three months ended September 30, 2022 and $298,000 for the same period in 2021.  In the three months ended September 30, 2022, we had $46,000 in gross loan charge-offs, compared to $22,000 in the same period in 2021.  For the nine months ended September 30, 2022, we experienced gross loan recoveries of $573,000 compared to $526,000 for the same period in 2021.  Gross loan charge-offs for the nine months ended September 30, 2022 were $141,000 compared to $102,000 for the same period in 2021.

The amounts of loan loss provision in each period were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance.  The provision for loan losses for the three and nine month periods ended September 30, 2022 was impacted by net reductions to certain qualitative factors.  More information about our allowance for loan losses and our methodology for establishing its level may be found under the heading "Allowance for Loan Losses" below.

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2022 was $4.9 million and $15.0 million compared to $5.6 million and $18.3 million for the same periods in 2021, respectively.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Service charges and fees on deposit accounts	$1,263	$1,183	$3,693	$3,240
Net gains on mortgage loans	166	851	673	4,177
Trust fees	969	1,079	3,153	3,217
ATM and debit card fees	1,724	1,676	5,084	4,844
Bank owned life insurance (“BOLI”) income	217	260	687	787
Investment services fees	339	330	997	1,146
Other income	211	263	698	938
Total noninterest income	$4,889	$5,642	$14,985	$18,349

Index
Service charges on deposit accounts increased in the three and nine month periods ended September 30, 2022 as compared to the same periods in 2021 as customers returned to more normal behaviors in 2022 after having curtailed spending in 2021 due to uncertainty related to the COVID-19 pandemic.  Service charges were up $80,000 in the three months ended September 30, 2022 and were up $453,000 in the nine months ended September 30, 2022 compared to the same periods in 2021.

Net gains on mortgage loans were down $685,000 in the three months ended September 30, 2022  and were down $3.5 million in the nine months ended September 30, 2022 compared to the same periods in 2021 as a result of changes in the volume of loans originated for sale.  In the previous two years, volumes had been high due to a lower interest rate environment, spurring more refinancing of fixed rate loans which we sell into the secondary market.  Mortgage rates increased in the latter part of 2021 and the first nine months of 2022, causing a sharp reduction in mortgage volume, and a shift to variable rate products, which we place in portfolio rather than sell in the secondary market.  Mortgage loans originated for sale in the three months ended September 30, 2022 were $6.5 million, compared to $21.3 million in the same period in 2021.  For the first nine months of 2022, mortgage loans originated for sale were $25.0 million, compared to $107.8 million for the same period in 2021.

Trust fees were down $110,000 in the three months ended September 30, 2022 and were down $64,000 in the nine months ended September 30, 2022 compared to the same periods in 2021. The changes for the three and nine months ended September 30, 2022 were largely due to fluctuations in market valuations of trust assets resulting from overall stock market conditions.  ATM and debit card fees were up in the three and nine months ended September 30, 2022 as compared to the same periods in 2021 due to higher volume of usage by our customers.  These volumes and resulting income have returned to more normal levels in the 2022 period following the COVID-19 related economic slowdown.

Noninterest Expense: Noninterest expense increased by $577,000 to $12.1 million for the three month period ended September 30, 2022 as compared to $11.6 million in the same period in 2021.  Noninterest expense increased by $1.0 million to $35.8 million for the nine month period ended September 30, 2022 compared to $34.8 million for the same period in 2021.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Salaries and benefits	$6,639	$6,278	$19,331	$19,192
Occupancy of premises	989	992	3,232	3,023
Furniture and equipment	1,014	1,014	3,017	2,929
Legal and professional	268	272	733	768
Marketing and promotion	196	175	586	525
Data processing	984	839	2,792	2,602
FDIC assessment	201	204	578	532
Interchange and other card expense	405	391	1,184	1,137
Bond and D&O insurance	129	112	389	334
Outside services	502	510	1,516	1,434
Other noninterest expense	800	763	2,420	2,277
Total noninterest expense	$12,127	$11,550	$35,778	$34,753

Most categories of noninterest expense were relatively unchanged compared to the three and nine months ended September 30, 2021 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased by $361,000 in the three months ended September 30, 2022 from the same period in 2021. This increase is primarily due to higher annual merit and inflationary increases in base pay, higher 401k matching contributions and higher medical insurance costs more than offsetting a decrease in variable-based compensation due to lower mortgage origination volume.  Salaries and benefits increased by $139,000 for the nine months ended September 30, 2022 compared to the same period in 2021 due to the same combination of factors.  The table below identifies the primary components of salaries and benefits (in thousands):

Index
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Salaries and other compensation	$5,878	5,708	$17,277	17,174
Salary deferral from commercial loan originations	(211)	(204)	(644)	(825)
Bonus accrual	344	289	786	688
Mortgage production - variable comp	91	187	376	903
401k matching contributions	187	98	586	327
Medical insurance costs	350	200	950	925
Total salaries and benefits	$6,639	$6,278	$19,331	$19,192

Occupancy expenses were down $3,000 in the three months ended September 30, 2022 and were up $209,000 in the nine month period ended September 30, 2022 compared to the same periods in 2021 due to fluctuations in maintenance costs incurred.  Furniture and equipment expenses were unchanged in the three months ended September 30, 2022 and were up $88,000 in the nine months ended September 30, 2022 compared to the same periods in 2021 due to costs associated with equipment and service contracts primarily to improve information security.

Data processing costs were up $145,000 and $190,000 in the three and nine month periods ended September 30, 2022, respectively, compared to the same periods in 2021 due to higher usage of electronic banking services and debit cards by our customers.

Interchange and other card expenses were up $14,000 and $47,000 in the three and nine month periods ended September 30, 2022, respectively, compared to the same periods in 2021 due to a higher number of debit cards issued and higher usage by our deposit customers.   The increase in expense correlates to the increase in our debit card interchange income in these periods.

Outside services were down $8,000 in the three months ended September 30, 2022 and were up $82,000 in the nine month period ended September 30, 2022, respectively, compared to the same periods in 2021.  The increase for the nine month period was due to increased vendor costs and consultation related to improving efficiency in certain departments.

Federal Income Tax Expense: We recorded $2.5 million and $5.4 million in federal income tax expense for the three and nine month periods ended September 30, 2022 compared to $1.7 million and $5.3 million for the same periods in 2021.  Our effective tax rates for the three and nine month periods ended September 30, 2022 were 19.85%  and 19.20% compared to 19.42%  and 18.98% for the same periods in 2021.   The increase in our effective tax rate in the 2022 periods was due to higher levels of taxable income from both growth in taxable securities held in our investment portfolio and growth in taxable income from rising interest rates while our tax-exempt income has remained relatively flat.

FINANCIAL CONDITION

Total assets were $2.84 billion at September 30, 2022, a decrease of $93.7 million from December 31, 2021. This change reflected increases of $37.7 million in debt securities available for sale, $212.5 million in debt securities held to maturity and $29.7 million in our loan portfolio more than offset by a decrease of $385.2 million in cash and cash equivalents. Total deposits decreased by $21.8 million at September 30, 2022 compared to December 31, 2021 and FHLB borrowings decreased by $55.0 million from December 31, 2021 to September 30, 2022.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $766.6 million at September 30, 2022 compared to $1.15 billion at December 31, 2021.  The decrease in these balances primarily related to an increase in our investment portfolio and decreases in deposit balances and other borrowings.

Securities: Debt securities available for sale were $453.7 million at September 30, 2022 compared to $416.1 million at December 31, 2021. The balance at September 30, 2022 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio was $349.5 million at September 30, 2022 compared to $137.0 million at December 31, 2021.  Our held to maturity portfolio is comprised of U.S. Treasury securities and state, municipal and privately placed commercial bonds.

On January 1, 2022, we reclassified ten U.S. Treasury securities with an amortized cost of $123.5 million from available for sale to held to maturity, as we have the intent and ability to hold these securities to maturity.  All ten of these U.S. Treasury securities were purchased within the fourth quarter of 2021.  Subsequently and upon further analysis of these purchases, management decided to reclassify them to held to maturity given their short-term nature.  These securities had net unrealized gains of $113,000 at the date of transfer, which will continue to be reported in accumulated comprehensive income, and will be amortized over the remaining life of the securities as an adjustment of yield.  The effect on interest income of the amortization of net unrealized gains is offset by the amortization of the premium on the securities transferred. Total securities increased $250.1 million from $553.1 million at December 31, 2021 to $803.2 million at September 30, 2022 as we continued to deploy excess liquidity into higher yielding assets. We plan further growth of our investment portfolio in the fourth quarter of 2022.

Index
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

Portfolio Loans and Asset Quality: Total portfolio loans increased by $29.7 million in the first nine months of 2022 and were $1.14 billion at September 30, 2022 compared to $1.11 billion at December 31, 2021. During the first nine months of 2022, our commercial portfolio decreased by $12.9 million.  We received forgiveness proceeds on 236 PPP loans totaling $43.1 million in the nine months ended September 30, 2022.  Excluding the PPP loans, our commercial loans increased by $54.8 million in the first nine months of 2022.  Our consumer portfolio increased by $4.4 million and our residential mortgage portfolio increased by $12.4 million in the first nine months of 2022.

Mortgage loans originated for portfolio are typically adjustable rate loans as well as fixed rate loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for portfolio in the first nine months of 2022 increased $13.0 million compared to the same period in 2021, from $30.4 million in the first nine months of 2021 to $43.4 million in the same period in 2022.

The table below shows the breakout of our portfolio residential mortgage loans between fixed and variable as of September 30, 2022 and December 31, 2022 (dollars in thousands):

	September 30, 2022	December 31, 2021
Fixed rate residential mortgage loans	$63,664	$65,011
Variable rate residential mortgage loans	66,474	52,789
Total residential mortgage loans	$130,138	$117,800

The volume of residential mortgage loans originated for sale in the first nine months of 2022 decreased $82.8 million compared to the same period in 2021. Residential mortgage loans originated for sale were $25.0 million in the first nine months of 2022 compared to $107.8 million in the first nine months of 2021.

The following table shows our loan origination activity for loans to be held in portfolio during the first nine months of 2022 and 2021, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$6,177	1.7%	$562	$6,369	1.4%	$490
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	10,162	2.8	1,270	8,345	1.9	642
Commercial development	—	—	—	—	—	—
Residential improved	46,652	12.6	583	75,223	16.9	607
Commercial improved	45,620	12.4	1,342	54,609	12.2	1,187
Manufacturing and industrial	55,138	14.9	2,506	24,962	5.6	960
Total commercial real estate	163,749	44.4	1,056	169,508	38.0	764
Commercial and industrial, excluding PPP	115,730	31.3	827	77,019	17.3	770
PPP loans	—	—	—	128,052	28.7	127
Total commercial and commercial real estate	279,479	75.7	947	374,579	84.0	282
Consumer
Residential mortgage	43,381	11.8	319	30,415	6.8	295
Unsecured	—	—	—	—	—	—
Home equity	44,765	12.1	129	39,884	8.9	126
Other secured	1,616	0.4	39	1,452	0.3	25
Total consumer	89,762	24.3	172	71,751	16.0	150
Total loans	$369,241	100.0%	$451	$446,330	100.0%	$247

Index
Overall, the commercial loan portfolio increased $12.9 million in the first nine months of 2022 with growth more than offsetting forgiveness of PPP loans of $41.9 million in that time period.  Excluding PPP forgiveness, commercial loans grew by $54.8 million in the first nine months of 2022 comprised of commercial and industrial portfolio growth of $48.7 million and commercial real estate loan growth of $6.1 million.  Included in the commercial production for the first nine months of 2021 is $128.1 million in PPP loans, while there were no such loans originated in the first nine months of 2022.  Our overall production of commercial loans decreased by $95.1 million from $374.6 million in the first nine months of 2021 to $279.5 million in the same period of 2022 mostly due to the significantly lower production of PPP loans (down $128.1 million).  Excluding PPP production, our commercial loan originations in the first nine months of 2022 were $33.0 million higher than in the first nine months of 2021.  This growth came largely from commercial and industrial originations which were up $38.7 million.  Commercial real estate originations were down $5.8 million in the first nine months of 2022, primarily in the residential improved category, which were down $28.6 million, and commercial improved, which were down $9.0 million, The manufacturing and industrial category was up $30.2 million and vacant and improved was up $1.8 million as these businesses expand following the pandemic slowdown.

We also have a significant amount of unfunded commercial lines of credit, that can be drawn on by our commercial loan customers.  The table below shows the total commitment, the unused portion and the percentage of unused to total commitment at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Commercial - Lines of credit commitments	$1,016,707	$886,577
Commercial - Unused portion of lines of credit	608,291	526,725
Commercial - Unused lines of credit to total commitment	59.83%	59.41%

Total commercial lines of credit commitments increased by $130.1 million from December 31, 2021 to September 30, 2022.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 83.4% and 84.4% of the total loan portfolio at September 30, 2022 and December 31, 2021, respectively. Residential mortgage and consumer loans comprised approximately 16.6% and 15.6% of total loans at September 30, 2022 and December 31, 2021, respectively.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	September 30, 2022		December 31, 2021
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$6,830	0.6%	$4,862	0.4%
Unsecured to residential developers	—	—	5,000	0.4
Vacant and unimproved	34,737	3.1	36,240	3.3
Commercial development	107	—	171	—
Residential improved	107,782	9.5	100,077	9.0
Commercial improved	257,144	22.6	259,039	23.4
Manufacturing and industrial	115,624	10.1	110,712	10.0
Total commercial real estate	522,224	45.9	516,101	46.5
Commercial and industrial, excluding PPP	427,034	37.5	378,318	34.1
PPP loans	32	—	41,939	3.8
Total commercial and commercial real estate	949,290	83.4	936,358	84.4
Consumer
Residential mortgage	130,138	11.4	117,800	10.7
Unsecured	111	—	210	—
Home equity	55,618	4.9	51,269	4.6
Other secured	3,488	0.3	3,356	0.3
Total consumer	189,355	16.6	172,635	15.6
Total loans	$1,138,645	100.0%	$1,108,993	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 45.9% and 46.5% of the total loan portfolio at September 30, 2022 and December 31, 2021, respectively, and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

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

In 2020:
•	The Bank originated 1,738 PPP loans totaling $346.7 million in principal.
•	Fees generated totaled $10.0 million.
•	765 PPP loans totaling $113.5 million were forgiven.
•	Total net fees of $5.4 million were recognized.

In 2021:
•	The Bank originated 1,000 PPP loans totaling $128.1 million in principal.
•	Fees generated totaled $5.6 million.
•	1,722 PPP loans totaling $318.4 million were forgiven.
•	Total net fees of $8.3 million were recognized.

In the nine months ended September 30, 2022:
•	251 PPP loans totaling $43.1 million were forgiven.
•	Total net fees of $1.3 million were recognized.

As of September 30, 2022, just one PPP loan totaling $37,000 in principal remained outstanding and total net fees of $5,000 remained unrecognized.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 11.4% of portfolio loans at September 30, 2022 and 10.7% at December 31, 2021.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value adjustable rate loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. This portfolio increased by $4.4 million to $59.2 million at September 30, 2022 from $54.8 million at December 31, 2021.  These other consumer loans comprised 5.2% of our portfolio loans at September 30, 2022 and 4.9% at December 31, 2021.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At September 30, 2022, nonperforming assets totaled $2.4 million, unchanged from $2.4 million at December 31, 2021. There were no additions to other real estate owned in the first nine months of 2022 or in the first nine months of 2021.  At September 30, 2022, there were no loans in foreclosure, so we expect there to be few, if any, additions to other real estate owned in the remainder of 2022.  Proceeds from sales of foreclosed properties were $47,000 in the first nine months of 2022, resulting in net realized gain on sales of $47,000.  Proceeds from sales of foreclosed properties were $170,000 in the first nine months of 2021, resulting in net realized loss on sales of $20,000.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing.  As of September 30, 2022, nonperforming loans totaled $85,000, or 0.01% of total portfolio loans, compared to $92,000, or 0.01% of total portfolio loans, at December 31, 2021.  The balance at September 30, 2022 consisted of one residential mortgage loan.

Index
Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $2.3 million at September 30, 2022 and $2.3 million at December 31, 2021. The entire balance at September 30, 2022 was comprised of one commercial real estate property. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	September 30, 2022	December 31, 2021
Nonaccrual loans	$85	$91
Loans 90 days or more delinquent and still accruing	—	1
Total nonperforming loans (NPLs)	85	92
Foreclosed assets	2,343	2,343
Repossessed assets	—	—
Total nonperforming assets (NPAs)	$2,428	$2,435
NPLs to total loans	0.01%	0.01%
NPAs to total assets	0.09%	0.08%

The following table shows the composition and amount of our troubled debt restructurings (TDRs) at September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022			December 31, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$2,391	$2,942	$5,333	$4,497	$3,024	$7,521
Nonperforming TDRs (1)	—	—	—	5	—	5
Total TDRs	$2,391	$2,942	$5,333	$4,502	$3,024	$7,526

(1)	Included in nonperforming asset table above

We had a total of $5.3 million and $7.5 million of loans whose terms have been classified as TDRs as of September 30, 2022 and December 31, 2021, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and whether cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs decreased by $2.2 million from December 31, 2021 to September 30, 2022 due primarily to seasonal repayments on one commercial TDR operating line.  There were 41 loans classified as TDRs at September 30, 2022 compared to 54 loans at December 31, 2021.

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

Allowance for loan losses: The allowance for loan losses at September 30, 2022 was $14.8 million, a decrease of $1.1 million from December 31, 2021.  The allowance for loan losses represented 1.30% of total portfolio loans at September 30, 2022 and 1.43% at December 31, 2021.  The ratios at September 30, 2022 and December 31, 2021 are impacted by $32,000 and $41.9 million of remaining PPP loans, respectively, which are fully guaranteed and receive no allowance allocation.  The ratios excluding these loans were 1.30% and 1.49% at September 30, 2022 and December 31, 2021, respectively.  The allowance for loan losses to nonperforming loan coverage ratio increased from 17270.7% at December 31, 2021 to 17436.5% at September 30, 2022.

Index
The table below shows the changes in certain credit metrics over the past five quarters (dollars in thousands):

	Quarter Ended September 30, 2022	Quarter Ended June 30, 2022	Quarter Ended March 31, 2022	Quarter Ended December 31, 2021	Quarter Ended September 30, 2021
Nonperforming loans	$85	$90	$90	$92	$420
Other real estate owned and repo assets	2,343	2,343	2,343	2,343	2,343
Total nonperforming assets	2,428	2,433	2,433	2,435	2,763
Net charge-offs (recoveries)	(190)	(15)	(227)	(107)	(276)
Total delinquencies	84	197	171	129	437

At September 30, 2022, we had net loan recoveries in twenty-nine of the past thirty-one quarters.  Our total delinquencies were $84,000 at September 30, 2022 and $129,000 at December 31, 2021.  Our delinquency percentage at September 30, 2022 was 0.01%.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses decreased $1.1 million in the first nine months of 2022.  We recorded a provision for loan loss benefit of $1.5 million for the nine months ended September 30, 2022 compared to a benefit of  $1.3 million for the same period of 2021.  Net loan recoveries were $432,000 for the nine months ended September 30, 2022, compared to net loan recoveries of $424,000 for the same period in 2021. The ratio of net charge-offs (recoveries) to average loans was -0.05% on an annualized basis for the first nine months of 2022 and -0.04% for the first nine months of 2021.

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

Overall, impaired loans decreased by $2.2 million to $5.3 million at September 30, 2022 compared to $7.5 million at December 31, 2021.  The specific allowance for impaired loans decreased by $271,000 to $294,000 at September 30, 2022, compared to $565,000 at December 31, 2021.  The specific allowance for impaired loans represented 5.5% of total impaired loans at September 30, 2022 and 7.5% at December 31, 2021.

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

We also have considered the effect of COVID-19 on our loan borrowers and our local economy.  With the widespread vaccination efforts, coupled with reduction in infection rates, we determined that adjustments to certain qualitative factors were appropriate in the first nine months of 2022.  We also considered the economic conditions, including changes in unemployment and actions taken by the Federal Reserve in response to employment and inflation.  As a result, we reduced the economic qualitative factor by 3 basis points in the first quarter of 2022.  No additional changes were made for this factor in the second quarter of 2022 as the continued high inflation and related concerns offset the positive impact of an improving labor market.  In the second quarter 2021, we added 20 basis points to our consumer loan portfolio qualitative factors to address the risk that government stimulus payments may be masking consumer delinquency and default.  We removed this 20 basis point allocation in the first quarter of 2022 as we did not experience losses or increased delinquency in these portfolios.  We also reduced the qualitative factor for changes in lending personnel by 4 basis points in the first quarter of 2022.  Slightly offsetting this was the addition of 2 basis points for our qualitative factor related to the effect of rising interest rates in the first quarter of 2022 and another 3 basis points added in the second quarter of 2022.  One additional change to the allowance calculation in the first quarter of 2022 was the removal of a loan pool we had maintained for loans receiving three modifications during the pandemic.  These loans have all returned to contractual payment terms over an extended period of time and have returned to their normal loan pools.  In the third quarter of 2022, we reduced the qualitative factor for credit quality trends by 2 basis points, decreased the factor related to loan review quality by 1 basis point, decreased the factor related to changes in lending personnel by 1 basis point, reduced the factor for external conditions by 2 basis points and increased the factor for effects of rising interest rates by 2 basis points.  The net effect of these changes was a 4 basis point reduction in qualitative factors in the third quarter of 2022.

Index
We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (30%), followed by Manufacturing (14%) and Retail Trade (10%).  The table below breaks down our commercial loan portfolio by industry type at September 30, 2022 and identifies the percentage of loans in each type that have a pass rating within our grading system (4 or better) and criticized rating (5 or worse) (dollars in thousands):

	September 30, 2022
	Excluding PPP	PPP Loans	Total	Percent of Total Loans	Percent Grade 4 or Better	Percent Grade 5 or Worse
Industry:
Agricultural Products	$33,529	$—	$33,529	3.53%	95.60%	4.40%
Mining and Oil Extraction	1,288	—	1,288	0.14%	95.73%	4.27%
Construction	81,577	—	81,577	8.59%	97.38%	2.62%
Manufacturing	134,218	—	134,218	14.14%	94.92%	5.08%
Wholesale Trade	69,642	—	69,642	7.34%	100.00%	0.00%
Retail Trade	95,196	—	95,196	10.03%	99.93%	0.07%
Transportation and Warehousing	60,959	—	60,959	6.42%	98.70%	1.30%
Information	557	—	557	0.06%	6.28%	93.72%
Finance and Insurance	46,324	—	46,324	4.88%	100.00%	0.00%
Real Estate and Rental and Leasing	280,415	—	280,415	29.54%	99.93%	0.07%
Professional, Scientific and Technical Services	3,768	—	3,768	0.40%	94.56%	5.44%
Management of Companies and Enterprises	6,519	—	6,519	0.69%	100.00%	0.00%
Administrative and Support Services	20,687	—	20,687	2.18%	99.55%	0.45%
Education Services	4,461	—	4,461	0.47%	98.30%	1.70%
Health Care and Social Assistance	33,728	—	33,728	3.55%	100.00%	0.00%
Arts, Entertainment and Recreation	4,188	—	4,188	0.44%	92.57%	7.43%
Accommodations and Food Services	39,882	32	39,914	4.20%	82.67%	17.33%
Other Services	32,320	—	32,320	3.40%	100.00%	0.00%
Total commercial loans	$949,258	$32	$949,290	100.00%	97.93%	2.07%

Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $12.3 million at September 30, 2022 and $12.9 million at December 31, 2021.  The qualitative component of our allowance allocated to commercial loans was $12.3 million at September 30, 2022, down $624,000 from $12.9 million at December 31, 2021.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.1 million at September 30, 2022 and $2.4 million at December 31, 2021.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Bank-Owned Life Insurance:  Bank-owned life insurance increased $725,000 from December 31, 2021 to September 30, 2022 due to earnings on the underlying policies.

Premises and Equipment:   Premises and equipment totaled $40.7 million at September 30, 2022, down $1.1 million from $41.8 million at December 31, 2021.

Deposits and Other Borrowings: Total deposits decreased $21.8 million to $2.56 billion at September 30, 2022, as compared to $2.58 billion at December 31, 2021.  Non-interest bearing checking account balances decreased $30.4 million during the first nine months of 2022.  Interest bearing demand account balances decreased $4.8 million and savings and money market account balances increased $25.7 million in the first nine months of 2022.  The overall decrease in deposits so far in 2022 has related to our business and municipal customers beginning to withdraw the higher balances they have retained during the COVID-19 pandemic.  Certificates of deposits decreased by $12.8 million in the first nine months of 2022 reflecting the continued low market interest rates for time deposits.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Index
Noninterest bearing demand accounts comprised 33% of total deposits at September 30, 2022 and 34% of total deposits at December 31, 2021.  These balances typically increase at year end for many of our commercial customers, then decline in the first half of the next year.  This didn’t happen in 2021 due to customers of all types holding higher balances due to the COVID-19 pandemic.  In addition, because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand accounts, including money market and savings accounts, comprised 64% of total deposits at September 30, 2022 and 62% at December 31, 2021. Time accounts as a percentage of total deposits were 3% at September 30, 2022 and 3% at December 31, 2021.

Borrowed funds at September 30, 2022 consisted of $30.0 million of FHLB advances.  Borrowed funds at December 31, 2021 consisted of $85.0 million of FHLB advances.  On January 21, 2022, the FHLB exercised its option to put an advance totaling $25.0 million to the Company.  This advance carried an interest rate of 0.01% and had a maturity date of July 21, 2031.  The Company paid off this advance as required on January 21, 2022.  On January 21, 2022, we executed a new $25.0 million advance with the FHLB with similar terms.  This advance carried an interest rate of 0.05% and a maturity date of January 21, 2032.  The first put date for this advance was April 21, 2022.  The FHLB exercised its put option on this advance and it was paid off by the Company as required on April 21, 2022. The FHLB also exercised its put option on an advance totaling $10.0 million that carried an interest rate of 0.45% and a maturity date of February 27, 2030.  We paid off this advance as required on May 27, 2022.    Also on May 27, 2022, we prepaid three other advances totaling $20.0 million.  These advances had maturities ranging from May 24, 2023 to July 25, 2024 and interest rates ranging from 2.91% to 3.05%.   We incurred prepayment fees totaling $87,000, which are included in interest expense.  The reduction in future period interest expense from paying off these advances is such that the payback period is less than one quarter.

CAPITAL RESOURCES

Total shareholders' equity of $236.6 million at September 30, 2022 reflected a decrease of $17.5 million from $254.0 million at December 31, 2021. The decrease was primarily a result of a negative swing of $32.4 million in accumulated other comprehensive income ("AOCI") and a payment of $8.2 million in cash dividends to shareholders more than offsetting our net income of $22.6 million earned in the first nine months of 2022.    The negative swing in AOCI was attributable to a sharp increase in market interest rates on bonds during the first nine months of 2022 causing a devaluation in market value on our investment securities available for sale.  The Bank was categorized as “well capitalized” at September 30, 2022.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	Sept 30, 2022	June 30, 2022	March 31, 2022	Dec 31, 2021	Sept 30, 2021
Total capital to risk weighted assets	17.6%	17.5%	17.9%	18.3%	18.6%
Common Equity Tier 1 to risk weighted assets	16.7	16.5	16.9	17.2	17.4
Tier 1 capital to risk weighted assets	16.7	16.5	16.9	17.2	17.4
Tier 1 capital to average assets	9.3	9.1	8.8	8.7	8.5

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At September 30, 2022, the Bank held $733.3 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $304.7 million as of September 30, 2022.

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At September 30, 2022, we had a total of $740.3 million in unused lines of credit, $88.9 million in unfunded loan commitments and $15.8 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2021, the Bank paid dividends to the Company totaling $33.1 million.  In the same period, the Company paid $10.9 million in dividends to its shareholders and $20.6 million to redeem outstanding trust preferred securities.  On February 23, 2022, the Bank paid a dividend totaling $2.9 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on February 24, 2022 to shareholders of record on February 10, 2022.  The cash distributed for this cash dividend payment totaled $2.7 million.   On May 25, 2022, the Bank paid a dividend totaling $2.8 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on May 26, 2022 to shareholders of record on May 12, 2022.  The cash distributed for this cash dividend payment totaled $2.7 million.   On August 24, 2022, the Bank paid a dividend totaling $2.7 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on August 25, 2022 to shareholders of record on August 12, 2022.  The cash distributed for this cash dividend payment totaled $2.7 million.  The Company retained the remaining balance in each period for general corporate purposes.  At September 30, 2022, the Bank had a retained earnings balance of $97.9 million.

The Company’s cash balance at September 30, 2022 was $7.5 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first nine months of 2022.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At September 30, 2022, we had gross deferred tax assets of $12.2 million and gross deferred tax liabilities of $2.0 million resulting in a net deferred tax asset of $10.2 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  We concluded at September 30, 2022 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2022 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$379,237	(1.93)%	$102,058	4.74%
Interest rates up 100 basis points	383,317	(0.87)	99,761	2.38
No change	386,683	—	97,442	—
Interest rates down 100 basis points	376,484	(2.64)	93,478	(4.07)
Interest rates down 200 basis points	347,299	(10.19)	87,202	(10.51)

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

Index
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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2022, the end of the period covered by this report.

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

The following table provides information regarding the Company’s purchase of its own common stock during the third quarter of 2022.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock surrendered to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period
July 1 - July 31, 2022
Employee Transactions	1,662	$8.94
August 1 - August 31, 2022
Employee Transactions	—	$—
September 1 - September 30, 2022
Employee Transactions	—	$—
Total for Third Quarter ended September 30, 2022
Employee Transactions	1,662	$8.94

Item 6.	EXHIBITS.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
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

Dated: October 27, 2022