Form 10-K
period 2022-12-31
MACATAWA BANK CORP
filed 2023-02-16
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, as of June 30, 2022, was $277,058,000 based on the closing sale price of $8.84 as reported on the Nasdaq Stock Market.  There were 34,298,640 outstanding shares of the Company’s common stock as of February 16, 2023.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 02, 2023 are incorporated by reference into Part III of this report.

1

MACAAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, those related to future levels of earning assets, future composition of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future interest rate levels, future net interest margin levels, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, loan demand and loan growth, future amounts of unrecognized tax benefits and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, respond to a changing interest rate environment, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

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

At December 31, 2022, we had total assets of $2.91 billion, total loans of $1.18 billion, total deposits of $2.62 billion and shareholders' equity of $247.0 million.  We recognized net income of $34.7 million in 2022 compared to net income of $29.0 million in 2021.  As of December 31, 2022, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2022.

The Company paid a cash dividend of $0.08 per share for each quarter of 2021 and 2022.

The Bank was a participating lender in the Small Business Administration's (“SBA”) Paycheck Protection Program (“PPP”). Fees generated based on the origination of PPP loans were deferred and amortized into interest income over the contractual period of 24 months or 60 months, as applicable. Upon SBA forgiveness, unamortized fees were then recognized into interest income.

In 2020:
•	The Bank originated 1,738 PPP loans totaling $346.7 million in principal.
•	Fees generated totaled $10.0 million.
•	765 PPP loans totaling $113.5 million were forgiven.
•	Total net fees of $5.4 million were recognized.

In 2021:
•	The Bank originated 1,000 PPP loans totaling $128.1 million in principal.
•	Fees generated totaled $5.6 million.
•	1,722 PPP loans totaling $318.4 million were forgiven.
•	Total net fees of $8.3 million were recognized.

In 2022:
•	251 PPP loans totaling $43.2 million were forgiven.
•	Total net fees of $1.3 million were recognized.

As of December 31, 2022, no PPP loans remain outstanding.

We are in an asset-sensitive position, so increases in short-term interest rates have a net positive impact on our net interest income as our interest-earning assets will reprice faster than our interest-bearing liabilities; however, decreases in short-term interest rates will have a net negative impact on net interest income.  Given our asset-sensitivity, several years ago we established floors on our variable rate loans to help offset the negative impact of declining interest rates on net interest income.  These floors benefited net interest income in 2022 and 2021.  The aggressive rate increases by the Federal Reserve in 2022 to combat inflation has had a very positive impact on our net interest income in 2022.

Over the past several years, our nonperforming asset levels have been low.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

	December 31,
(Dollars in thousands)	2022	2021	2020
Nonperforming loans	$78	$92	$533
Other repossessed assets	—	—	—
Other real estate owned	2,343	2,343	2,537
Total nonperforming assets	$2,421	$2,435	$3,070

Total delinquencies 30 days or greater past due	$172	$129	$581

The following table reflects the provision for loan losses for the past three years along with certain metrics that impact the determination of the level of the provision for loan losses.

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Provision for loan losses	$(1,125)	$(2,050)	$3,000
Net charge-offs (recoveries)	(521)	(531)	2,792
Net charge-offs (recoveries) to average loans	(0.05)%	(0.04)%	0.19%
Nonperforming loans to total loans	0.01%	0.01%	0.04%
Loans transferred to ORE to average loans	—	—	—
Performing troubled debt restructurings ("TDRs") to average loans	0.63%	0.60%	0.60%

We recorded a provision for loan losses benefit of $1.1 million in 2022.  We recorded a provision for loan losses benefit of $2.1 million in 2021 and we recorded a provision for loan losses of $3.0 million in 2020.  The level of provisions in each year was impacted by recoveries from our collection efforts and certain declines in our historical charge-off levels from prior years.  The provision in 2020 was impacted by additional qualitative factors applied for the COVID-19 pandemic and a large commercial loan charge-off.  The provision in 2022 and 2021 benefitted from reduction of these COVID-19 qualitative adjustments.

We experienced net charge-offs in 2020 due to a $4.1 million charge-off on a single commercial loan relationship to a movie theatre business that was in process of liquidation at the time that the COVID-19 pandemic began.  Excluding that charge-off, we had net recoveries in 2020.

Economic conditions in our market areas of Grand Rapids and Holland, Michigan were good during the several years leading up to the COVID-19 pandemic and have generally recovered from the second quarter 2020 low point caused by the pandemic and mitigation efforts.  The state of Michigan’s unemployment rate at the end of 2022 was 4.3%.  The Grand Rapids and Holland area unemployment rate was 3.0% at the end of 2022.

In the housing markets in our primary market areas strong purchase demand exists which has caused a shortage in the inventory of existing homes for sale.  In response, new living unit starts increased in 2021 and continued in 2022.  In the Grand Rapids market during 2022, total living unit starts were up 68% compared to 2021 driven by apartment unit growth.  The Holland-Grand Haven/Lakeshore region showed different results with living units starts down 19% in 2022 over 2021.  Generally speaking, residential housing property values have increased during 2022.

Commercial banking is an important focus for us. Most of our emphasis has been on growing commercial and industrial loans.  The PPP program and borrowers' reluctance to deploy funds during the pandemic had a significant impact on commercial lending in 2020 and 2021. We saw growth in our commercial and consumer loan portfolios in 2022, but overall balances remain below pre-pandemic levels (before 2020).

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

Residential Mortgage Loans.   We originate construction loans to individuals for the construction of their residences and owner-occupied residential mortgage loans, which are generally long-term with either fixed or adjustable interest rates.  Our general policy is to sell the majority of our fixed rate residential mortgage loans in the secondary market due primarily to the interest rate risk associated with these loans.  In 2022, with the rising rate environment, more of the production was in adjustable rate loans which we hold in portfolio, and we also began holding more of our fixed rate production in portfolio given the higher rates.  For 2022, we retained loans representing 63% of the total dollar volume originated, compared to 22% in 2021.

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

	December 31
	2022		2021
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
Real estate - construction (1)	$61,247	5%	$52,019	4%
Real estate - mortgage	476,356	40	464,082	42
Comml and industrial, excl PPP	441,716	38	378,318	34
PPP loans	—	—	41,939	4
Total commercial	979,319	83	936,358	84
Residential mortgage	139,148	12	117,800	11
Consumer	59,281	5	54,835	5
Total loans	1,177,748	100%	1,108,993	100%

Less: allowance for loan losses	(15,285)		(15,889)
Total loans, net	$1,162,463		$1,093,104

(1)	Consists of construction and development loans.

At December 31, 2022, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2022 which, based on maturity dates, are due in the periods indicated.

	Maturing
(Dollars in thousands)	Within One Year	After One, But Within Five Years	After Five, But Within Fifteen Years	After Fifteen Years	Total
Real estate - construction (1)	$35,280	$6,186	$19,781	$—	$61,247
Real estate - mortgage	30,253	262,727	183,376	—	476,356
Commercial and industrial	183,959	202,689	55,068	—	441,716
Total commercial	249,492	471,602	258,225	—	979,319
Residential mortgage	80	3,555	51,511	84,002	139,148
Consumer	2,474	4,134	5,269	47,404	59,281
Total loans	$252,046	$479,291	$315,005	$131,406	$1,177,748

	Predetermined Interest Rates	Floating or Variable Rate	Total
Loans above maturing after one year:
Real estate - construction (1)	$20,932	$5,035	$25,967
Real estate - mortgage	341,591	104,512	446,103
Commercial and industrial	188,471	69,286	257,757
Total commercial	550,994	178,833	729,827
Residential mortgage	65,004	74,064	139,068
Consumer	6,677	50,130	56,807
Total loans	$622,675	$303,027	$925,702

(1)	Consists of construction and development loans.

Loan Loss Experience

A summary of our loan balances at the end of 2022 and 2021 and the daily average balances of these loans as well as changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed is shown in Item 7 of this report under the headings "Portfolio Loans and Asset Quality" and “Allowance for Loan Losses” included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Additional information about our allowance for loan losses, including a table showing the allocation of the allowance for loan losses at the end of 2022 and 2021 and the factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to operating expense, may be found in Item 7 of this report under the heading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

We may utilize alternative funding sources as needed, including short-term borrowings, advances from the Federal Home Loan Bank of Indianapolis or the Federal Reserve Bank of Chicago, securities sold under agreements to repurchase ("repo borrowings") and brokered deposits.  We had no brokered deposits or repo borrowings at December 31, 2022 or 2021.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid.

	December 31
	2022		2021
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand	$884,579	—%	$885,838	—%
Interest bearing demand	704,926	0.14	681,411	0.03
Savings and money market accounts	879,273	0.28	822,235	0.03
Time	88,218	0.40	101,353	0.49
Total deposits	$2,556,996	0.15%	$2,490,837	0.04%

The following table summarizes deposits exceeding the FDIC insured limit of $250,000 by time remaining until maturity (dollars in thousands).

	Non-maturity deposits	Time	Total
December 31, 2022
Three months or less	$1,182,059	$4,259	$1,186,318
Over 3 months through 6 months	—	6,240	6,240
Over 6 months through 1 year	—	8,344	8,344
Over 1 year	—	10,824	10,824
	$1,182,059	$29,667	$1,211,726

	Non-maturity deposits	Time	Total
December 31, 2021
Three months or less	$1,167,790	$5,706	$1,173,496
Over 3 months through 6 months	—	7,310	7,310
Over 6 months through 1 year	—	8,747	8,747
Over 1 year	—	6,465	6,465
	$1,167,790	$28,228	$1,196,018

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

We have not experienced any credit losses within our securities portfolio in 2022.

The following table reflects the composition of our securities portfolio as of the dates indicated (including securities available for sale and held to maturity at fair value and amortized cost, respectively).

	December 31,
(Dollars in thousands)	2022	2021
U.S. Treasury and federal agency securities	$475,941	$206,845
U.S. Agency MBS and CMOs	113,818	86,797
Tax-exempt state and municipal bonds	134,168	174,559
Taxable state and municipal bonds	112,171	79,561
Corporate bonds	11,924	5,304
Total	$848,022	$553,066

At December 31, 2022, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders' equity.  At December 31, 2022, we had no securities of issuers outside of the United States.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2022.

	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield
U.S. Treasury and federal agency securities	$—	0.00%	$444,361	2.17%	$17,904	1.08%	$—	—%
U.S. Agency MBS and CMOs	12	2.49	383	2.62	941	2.02	112,481	2.76
Tax-exempt state and municipal bonds (1)	34,722	1.44	83,401	1.86	29,723	3.45	—	—
Taxable state and municipal bonds	5,571	2.53	97,989	2.69	8,610	1.57	—	—
Corporate bonds	299	3.28	11,625	1.35	—	—	—	—
Total (1)	$40,604	1.61%	$637,759	2.22%	$57,178	2.31%	$112,481	2.76%

(1)
Yields on tax-exempt securities are computed on a fully taxable-equivalent basis and calculated on a weighted average basis using the investment balances and respective average yields for each investment category.

Trust Services

We offer trust services to further provide for the financial needs of our customers.  As of December 31, 2022, the Trust Department managed assets of approximately $1.007 billion.  Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services.  As of December 31, 2022, personal trust assets under management totaled approximately $537.5 million.  Our retirement plan services encompass all types of qualified retirement plans, including profit sharing, 401(k) and pension plans.  As of December 31, 2022, retirement plan assets under management totaled approximately $469.2 million.

Market Area

Our primary market area includes Ottawa, Kent and northern Allegan Counties, all located in western Michigan. This area includes two mid-sized cities, Grand Rapids and Holland, and rural areas. Grand Rapids is the second largest city in Michigan.  Holland is the largest city in Ottawa County. Both cities and surrounding areas have a solid and diverse economic base, which includes health and life sciences, tourism, office and home furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, food and construction supplies.  Grand Valley State University, a 25,000-student regional university with more than 3,500 employees, has its three main campuses in our market area.  GVSU and several smaller colleges and university affiliates located in our market area help stabilize the local economy because they are not as sensitive to the fluctuations of the broader economy.  Companies operating in the market area include the Van Andel Institute, Steelcase, Herman Miller, Amway, Gentex, Corewell Health (previously Spectrum Health), Haworth, Wolverine World Wide, Johnson Controls, General Motors, Gerber, Magna, SpartanNash and Meijer.

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

Human Capital

As of December 31, 2022, we had 318 full-time equivalent employees consisting of 287 full-time and 54 part-time employees.  We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service.  The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience.  None of our employees are represented by collective bargaining agreements with us.

SUPERVISION AND REGULATION

The following is a summary of statutes and regulations affecting Macatawa Bank Corporation and Macatawa Bank.  A change in applicable laws or regulations may have a material effect on us and our business.

The information under Item 1 – Business of this report is incorporated here by reference.

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Consumer Financial Protection Bureau ("CFPB"), the FDIC, the State of Michigan’s Department of Insurance and Financial Services (“DIFS”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

Federal Securities Regulation.   Our common stock is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  We are subject to the reporting, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.  We are subject to the Sarbanes-Oxley Act, which imposes numerous reporting, accounting, corporate governance and business practices on companies, as well as financial and other professionals who have involvement with the U.S. public markets.  We are generally subject to these requirements and applicable SEC rules and regulations.

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

The FDIC’s deposit insurance assessment base methodology uses average consolidated total assets less average tangible equity as the assessment base.  Under this calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing up to 35 basis points for banks that pose significant supervisory concerns.  This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns.  We estimate our annual assessment rate to be 5 basis points in 2023.

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

As of December 31, 2022, the Bank was categorized as “well capitalized” under the standards set forth in the rules implementing Basel III.   Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

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

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

Effective January 1, 2023, we will be required to adopt the Financial Accounting Standards Board ("the FASB") Account Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, commonly referred to as "CECL".  CECL changes the allowance for loan losses methodology from an incurred loss impairment methodology to an expected loss methodology, which is more dependent on future economic forecasts, assumptions and models than previous accounting standards and could result in increases in, and add volatility to, our allowance for loan losses and future provisions for loan losses.  These forecasts, assumptions and models are inherently uncertain and are based upon management's reasonable judgment in light of information currently available.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2022, we had approximately $537.6 million of commercial real estate loans outstanding, which represented approximately 45.7% of our total loan portfolio.  As of that same date, we had approximately $139.1 million in residential real estate loans outstanding, or approximately 11.8% of our total loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $979.3 million at December 31, 2022, comprising approximately 83.2% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the housing market.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $21.4 million, $16.1 million and $21.4 million at December 31, 2022, 2021 and 2020, respectively. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the housing market deteriorates, we could experience higher charge-offs and delinquencies in this portfolio.

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

At December 31, 2022, our gross deferred tax asset was $11.9 million. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

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

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan.  Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan 49424.  Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured.  We own each of the facilities except those identified in the “Use” column as “(Leased facility)”.  Our facilities as of February 16, 2023, were as follows:

Location of Facility	Use
10753 Macatawa Drive, Holland	Main Branch, Administrative, and Loan Processing Offices
815 E. Main Street, Zeeland	Branch Office
116 Ottawa Avenue N.W., Grand Rapids	Branch Office (Leased facility, lease expires December 2025)
126 Ottawa Avenue N.W., Grand Rapids	Loan Center (Leased facility, lease expires December 2023)
141 E. 8th Street, Holland	Branch Office
489 Butternut Dr., Holland	Branch Office
145 Columbia Avenue, Holland	Satellite Office (Leased facility, lease expires March 2023)
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 – 136th Street, Hamilton	Branch Office (Leased facility, lease expires December 2023)
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
3191 – 44th Street, S.W., Grandville	Branch Office
2261 Byron Center Avenue S.W., Byron Center	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office
4590 Cascade Road, Grand Rapids	Branch Office
3177 Knapp Street, N.E., Grand Rapids	Branch Office
15135 Whittaker Way, Grand Haven	Branch Office
12415 Riley Street, Holland	Branch Office
2750 Walker N.W., Walker	Branch Office
1575 – 68th Street S.E., Grand Rapids	Branch Office
2820 – 10 Mile Road, Rockford	Branch Office
520 Baldwin Street, Jenison	Branch Office
2440 Burton Street, S.E., Grand Rapids	Branch Office
6330 28th Street, S.E., Grand Rapids	Branch Office

ITEM 3:	Legal Proceedings.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol MCBC.  High and low closing prices (as reported on The Nasdaq Global Select Market) of our common stock for each quarter for the years ended December 31, 2022 and 2021 are set forth in the table below.

	2022			2021
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$9.56	$8.76	$0.08	$10.66	$8.17	$0.08
Second Quarter	9.31	8.38	0.08	10.15	8.74	0.08
Third Quarter	10.28	8.65	0.08	8.90	7.37	0.08
Fourth Quarter	11.84	9.21	0.08	9.08	7.96	0.08

Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the heading “Supervision and Regulation” and is here incorporated by reference.   Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

On February 16, 2023, there were approximately 724 owners of record and approximately 8,410 beneficial owners of our common stock.

Shareholder Return Performance Graph

The following graph shows the cumulative total shareholder return on an investment in the Company’s common stock compared to the Russell 2000 Index and the KBW Bank NASDAQ Index.  The comparison assumes a $100 investment on December 31, 2017 at the initial price of $10.00 per share (adjusted for all stock dividends and splits) and assumes that dividends are reinvested.  The comparisons in this table are set forth in response to Securities and Exchange Commission (SEC) disclosure requirements and therefore are not intended to forecast or be indicative of future performance of the common stock.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Macatawa Bank Corporation	100.00	98.41	116.96	91.58	100.07	129.35
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
KBW Bank NASDAQ	100.00	82.29	112.01	100.46	138.97	109.23

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the fourth quarter of 2022.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock surrendered for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share
Period

October 1 - October 31, 2022
Employee Transactions	—	—
November 1 - November 30, 2022
Employee Transactions	15,246	$11.30
December 1 - December 31, 2022
Employee Transactions	—	—
Total for Fourth Quarter ended December 31, 2022
Employee Transactions	15,246	$11.30

ITEM 6:	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Selected Financial Data.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2022, 2021, 2020, 2019 and 2018, which is derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020	2019	2018
Financial Condition
Total assets	$2,906,919	$2,928,751	$2,642,026	$2,068,770	$1,975,124
Securities	848,022	553,066	316,300	307,969	297,320
Loans	1,177,748	1,108,993	1,429,331	1,385,627	1,405,658
Deposits	2,615,142	2,577,958	2,298,587	1,753,294	1,676,739
Long-term debt	—	—	20,619	20,619	41,238
Other borrowed funds	30,000	85,000	70,000	60,000	60,000
Shareholders' equity	247,038	254,005	239,843	217,469	190,853
Share Information*
Basic earnings (loss) per common share	$1.01	$0.85	$0.88	$0.94	$0.78
Diluted earnings (loss) per common share	1.01	0.85	0.88	0.94	0.78
Book value per common share	7.20	7.41	7.01	6.38	5.61
Dividends per common share	0.32	0.32	0.32	0.28	0.25
Dividend payout ratio	31.68%	37.65%	36.36%	29.79%	32.05%
Average dilutive common shares outstanding	34,259,604	34,202,179	34,120,275	34,056,200	34,018,554
Common shares outstanding at period end	34,298,640	34,259,945	34,197,519	34,103,542	34,045,411
Operations
Interest income	$74,906	$58,634	$67,224	$75,942	$69,037
Interest expense	4,760	2,565	5,687	12,455	9,411
Net interest income	70,146	56,069	61,537	63,487	59,626
Provision for loan losses	(1,125)	(2,050)	3,000	(450)	450
Net interest income after provision for loan losses	71,271	58,119	58,537	63,937	59,176
Total noninterest income	20,019	23,695	23,976	19,728	17,503
Total noninterest expense	48,226	46,090	45,725	44,224	44,329
Income before income tax	43,064	35,724	36,788	39,441	32,350
Federal income tax	8,333	6,710	6,623	7,462	5,971
Net income attributable to common shares	34,731	29,014	30,165	31,979	26,379
Performance Ratios
Return on average equity	14.19%	11.74%	13.19%	15.66%	14.69%
Return on average assets	1.21	1.02	1.27	1.59	1.40
Yield on average interest-earning assets	2.73	2.19	3.00	4.04	3.91
Cost on average interest-bearing liabilities	0.28	0.15	0.38	0.94	0.76
Average net interest spread	2.45	2.04	2.62	3.10	3.15
Average net interest margin	2.56	2.09	2.75	3.38	3.38
Efficiency ratio	53.49	57.78	53.47	53.14	57.47
Capital Ratios
Period-end equity to total assets	8.50%	8.67%	9.08%	10.51%	9.66%
Average equity to average assets	8.55	8.71	9.62	10.17	9.51
Total risk-based capital ratio (consolidated)	17.87	18.32	18.29	15.78	15.54
Credit Quality Ratios
Allowance for loan losses to total loans	1.30%	1.43%	1.22%	1.24%	1.20%
Nonperforming assets to total assets	0.08	0.08	0.12	0.14	0.24
Nonaccrual loans to total loans	0.01	0.01	0.04	0.01	0.09
Allowance for loan losses to nonaccrual loans	19,596.15	17,270.65	3,266.04	8,472.91	1,293.18
Net charge-offs / (recoveries) to average loans	(0.05)	(0.04)	0.19	(0.06)	0.01

*Retroactively adjusted to reflect the effect of all stock splits and dividends

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

RESULTS OF OPERATIONS

Summary: Net income was $34.7 million ($43.1 million on a pretax basis) for 2022, compared to $29.0 million ($35.7 million on a pretax basis) for 2021.  Earnings per common share on a diluted basis were $1.01 for 2022 and $0.85 for 2021.

During 2022, the improvement in our earnings was the result of growth in revenue while expenses were relatively stable.  Throughout 2022, the Federal Reserve Bank increased the federal funds rate several times, bringing the high end of their rate range rate from 0.25% at the beginning of the year to 4.50% by the end of 2022.  Given our asset sensitive balance sheet posture, this had a very positive impact on our earnings in 2022.  Net interest income increased to $70.1 million in 2022 compared to $56.1 million in 2021.  Gains on sales of mortgage loans were $706,000 in 2022 compared to $4.7 million in 2021 with the decrease reflecting the impact of higher interest rates in 2022.  Other categories of noninterest income were up $309,000 in 2022, partially offsetting the impact of lower gains on mortgage sales.  Total noninterest expense was $48.2 million in 2022 compared to $46.1 million in 2021.

We recorded a provision for loan losses benefit of $1.1 million in 2022 and a provision for loan losses benefit of $2.1 million in 2021.   The provisions in 2022 and 2021 were favorably impacted by low levels of nonperforming loans, strong asset quality and the levels of net loan charge-offs to recoveries realized in recent periods and reversals of the additional qualitative factors related to the COVID-19 pandemic.  These items are discussed more fully below.

Net Interest Income: Net interest income totaled $70.1 million during 2022 compared to $56.1 million during 2021.

The increase in net interest income during 2022 compared to 2021 was due primarily to an increase in yields on earning assets, particularly overnight deposits and variable rate loans as the federal funds rate was increased by 425 basis points in 2022 in response to high inflation resulting from recovery from the COVID-19 pandemic and government stimulus.  Average yields on securities, interest earning assets and net interest margin are presented on a fully taxable equivalent basis.  Our net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin") was 2.56% for the year ended December 31, 2022 and 2.09% for the year ended December 31, 2021.

The yield on earning assets increased 54 basis points from 2.19% for 2021 to 2.73% for 2022.  The increase from 2021 to 2022 was generally due to an increase of average short-term interest rates earned on overnight deposits and variable rate loans during 2022.  The average rate on overnight deposits increased from 0.13% in 2021 to 1.53% in 2022.  Our margin in recent years had been negatively impacted by our decision to hold significant balances in liquid and short-term investments.  In 2022, our margin benefitted significantly from this strategy. Net interest income also benefitted in 2022 from significant growth in our investment portfolio.  Our average investment portfolio balance in 2022 was $749.8 million compared to $363.0 million in 2021.  Total average interest earning assets totaled $2.74 billion for 2022 compared to $2.70 billion in 2021.

Net interest income for 2022 increased $14.1 million compared to the same period in 2021.  Of this increase, $12.1 million was from changes in the rates earned or paid, and $2.0 million was from changes in volume of average interest earning assets and interest bearing liabilities. The largest changes occurred in interest income on federal funds (our overnight deposits), interest income on commercial loans and interest income in our investment portfolio as we deployed more of our excess investable funds primarily into taxable securities.  Interest income from federal funds sold and other short-term investments increased by $12.0 million in 2022 compared to 2021. The 425 basis point increase in the federal funds rate from March 2022 through December 2022 caused a $12.3 million increase in interest income, partially offset by a decrease in average balances of federal funds sold and other short-term investments in 2022, which subtracted $324,000.  The net change in interest income for commercial loans was a decrease of $3.7 million in 2022 as compared to 2021 with a $1.8 million increase due to rate offset by a $5.5 million reduction due to a decrease in average balances. PPP loans significantly impacted yields and interest income on commercial loans in 2021.  Interest and fees on PPP loans included in interest income were $8.6 million higher in 2021 versus 2022.  Offsetting this unfavorable swing in interest income in 2022 was the favorable impact of rising rates on our variable rate commercial loan portfolio.  Interest income on this portfolio grew by $5.7 million while the yield increased from 2.95% to 4.19% from 2021 to 2022 in response to rising short-term rates in 2022.  The net change in interest income for taxable securities was an increase of $8.1 million with $7.2 million due to an increase in average balances and $844,000 due to rate.

Yield on commercial loans increased from 4.06% in 2021 to 4.23% in 2022.  Yield on residential mortgage loans decreased from 3.41% in 2021 to 3.36% in 2022, while yield on consumer loans increased from 4.05% in 2021 to 4.88% in 2022.  The increases in yields on commercial loans and consumer loans were the result of the predominance of loans in these categories with variable rates of interest tied to prime and LIBOR or SOFR, which increased throughout 2022.

Our net interest margin for 2022 was negatively impacted from a 13 basis point increase in our cost of funds from 0.15% for 2021 to 0.28% for 2022. Average interest bearing liabilities increased from $1.69 billion in 2021 to $1.72 billion in 2022.  Increases in the rates paid on certain deposit account types in response to the sharp market rate increases were the primary cause of the increase in our cost of funds.  While our funding costs have increased, the yields on our interest earning assets increased to a much larger extent, causing net interest income and net interest margin to increase significantly from 2021 to 2022.

In 2023, we expect that net interest margin will continue to benefit from increases in the overnight funds rate and by our higher levels of short-term investment balances.  The asset-sensitive profile of our balance sheet and our core deposit funding positions us well for favorable net interest margin results when market interest rates rise and remain elevated.

The following table shows an analysis of net interest margin for the years ended December 31, 2022 and 2021 (dollars in thousands).

	For the years ended December 31,
	2022			2021
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$597,899	$11,333	1.90%	$210,513	$3,283	1.56%
Tax-exempt securities (1)	151,888	2,803	2.38	152,459	3,056	2.58
Commercial loans (2)	938,817	40,197	4.23	1,068,667	43,875	4.06
Residential mortgage loans	125,202	4,211	3.36	132,472	4,521	3.41
Consumer loans	56,684	2,768	4.88	55,940	2,268	4.05
Federal Home Loan Bank stock	10,411	199	1.89	11,558	211	1.80
Federal funds sold and other short-term investments	862,240	13,395	1.53	1,067,237	1,420	0.13
Total interest earning assets (1)	2,743,141	74,906	2.73	2,698,846	58,634	2.19

Noninterest earning assets:
Cash and due from banks	36,428			34,740
Other	85,685			103,041
Total assets	$2,865,254			$2,836,627

Liabilities
Deposits:
Interest bearing demand	$704,926	$952	0.14%	$681,411	$166	0.03%
Savings and money market accounts	879,273	2,474	0.28	822,235	246	0.03
Time deposits	88,218	347	0.40	101,353	503	0.49
Borrowings:
Other borrowed funds	49,622	987	1.96	74,246	1,331	1.77
Long-term debt	—	—	—	10,564	319	2.98
Total interest bearing liabilities	1,722,039	4,760	0.28	1,689,809	2,565	0.15

Noninterest bearing liabilities:
Noninterest bearing demand accounts	884,579			885,838
Other noninterest bearing liabilities	13,795			13,905
Shareholders' equity	244,841			247,075
Total liabilities and shareholders' equity	$2,865,254			$2,836,627

Net interest income		$70,146			$56,069

Net interest spread (1)			2.45%			2.04%
Net interest margin (1)			2.56%			2.09%
Ratio of average interest earning assets to average interest bearing liabilities	159.30%			159.71%

(1)	Yields are presented on a tax equivalent basis using a 21% tax rate.
(2)
Loan fees of $1.8 million and $9.4 million for 2022 and 2021, respectively, are included in interest income.  Included in these fee amounts were $1.3 million and $8.3 million in fees on PPP loans in 2022 and 2021, respectively.  Includes average nonaccrual loans of approximately $86,000 and $431,000 for 2022 and 2021, respectively.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For the years ended December 31,
	2022 vs 2021 Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands)
Interest income
Taxable securities	$7,206	$844	$8,050
Tax-exempt securities	(11)	(242)	(253)
Commercial loans	(5,462)	1,784	(3,678)
Residential mortgage loans	(245)	(65)	(310)
Consumer loans	31	469	500
Federal Home Loan Bank stock	(23)	11	(12)
Federal funds sold and other short-term investments	(324)	12,299	11,975
Total interest income	1,172	15,100	16,272

Interest expense
Interest bearing demand	$6	$780	$786
Savings and money market accounts	18	2,210	2,228
Time deposits	(60)	(96)	(156)
Other borrowed funds	(475)	131	(344)
Long-term debt	(319)	—	(319)
Total interest expense	(830)	3,025	2,195
Net interest income	$2,002	$12,075	$14,077

Provision for Loan Losses: The provision for loan losses for 2022 was a benefit of $1.1 million compared to a benefit of $2.1 million for 2021. The provision for loan losses for 2022 and 2021 were impacted by our continued strong asset quality metrics.  In 2022 and 2021, economic conditions improved allowing for reductions in the additional qualitative adjustments made in 2020 related to the COVID-19 pandemic.  This contributed to the level of benefit recorded in 2022 and 2021.  In addition, specific reserves on impaired loans decreased by $270,000 in 2022 and by $646,000 in 2021.  Net loan recoveries were $521,000 in 2022 compared to $531,000 in 2021.

Our overall weighted average commercial loan grade has been below 4.00 for the past several years.  Our weighted average commercial loan grade was 3.53 at December 31, 2022 and 3.60 at December 31, 2021.

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

Noninterest Income: Noninterest income totaled $20.0 million in 2022 compared to $23.7 million in 2021.  The components of noninterest income are shown in the table below (in thousands):

	2022	2021
Service charges and fees on deposit accounts	$4,769	$4,446
Net gains on mortgage loans	706	4,691
Trust fees	4,143	4,331
ATM and debit card fees	6,768	6,505
Bank owned life insurance (“BOLI”) income	878	1,033
Investment services fees	1,691	1,505
Other income	1,064	1,184
Total noninterest income	$20,019	$23,695

Net gains on sales of mortgage loans decreased $4.0 million from 2021 to 2022 due to much lower volumes of mortgage loans originated for sale in 2022.   Net gains on mortgage loans represent gains on the sale of real estate mortgage loans in the secondary market.  We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.

A summary of gain on sales of loans and related loan volume was as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Gain on sales of loans	$706	$4,691

Real estate mortgage loans originated for sale	$26,236	$124,287
Real estate mortgage loans sold	28,134	132,993
Net gain on the sale of mortgage loans as a percent of real estate mortgage loans sold ("Loan sale margin")	2.51%	3.53%

As demonstrated in the table above, volume of mortgage loans originated for sale was down significantly in 2022 compared to 2021.  The rapid increase in interest rates during 2022 significantly impacted mortgage sale production volume.  As long-term market interest rates impacting mortgage rates began to rise in the latter half of 2021, mortgage production slowed and resulting gains declined.  As rates increased further in 2022, refinancing activity all but stopped and more customers chose variable rate products, which we hold in portfolio.  We expect our residential mortgage loan activity to remain below normal levels as we enter 2023 given the existing rate environment.

Deposit service charges were up $323,000, primarily driven by growth in treasury management fee income charged to our commercial customers and growth in overdraft fee income.  The improvement in treasury management fee income was a result of success in growing the number of business and municipal customers using these services in the last two years.  These fees in 2022 were offset in part by a higher level of earnings credits due to higher deposit rates in 2022.  Overdraft fees are driven by customer spending behavior and this activity dropped in 2020 and 2021 with the overall effect of government shutdowns on the economy, particularly in the second quarter of 2020, which was most impacted by the COVID-19 response.  The stimulus checks sent by the federal government also helped our customers keep their accounts from overdrawing.  As the economy began to normalize and customers used the economic impact payments, customer spending behavior began to return to normal in 2022.

Trust service revenue decreased $188,000 in 2022.   This decrease was due primarily to market valuations of assets on which fees are assessed.

ATM and debit card processing income increased $263,000 in 2022 to $6.8 million compared to $6.5 million in 2021.  This increase reflected an increase in ATM fees due to fees charged to non-Macatawa customers.  This new fee was implemented in 2022. Overall ATM and debit card income has rebounded and remains at pre-pandemic levels reflecting customer preference for this payment alternative.  There was overall growth in the number of debit and ATM card customers and promotional efforts to increase volume in these low cost transaction alternatives continue to be successful.

We did not sell any securities in 2022 or 2021.  We continually review our securities portfolio and will dispose of securities that pose higher than desired credit or market risk, or as warranted from overall portfolio maintenance or asset-liability management.

Investment services fees increased $186,000 in 2022 due largely to an increase in the sale of annuities in the latter part of 2022.

Earnings from bank owned life insurance decreased by $155,000 in 2022 compared to 2021 due to the general performance of the underlying investments.

Other income was down by $120,000 in 2022 due largely to a reduction of title insurance fees of $123,000 as mortgage volume was down due to the higher interest rate environment.

Noninterest Expense: Noninterest expense was $48.2 million in 2022 and $46.1 million in 2021.  The small increase in total noninterest expense reflected our active management of controllable costs.  The components of noninterest expense are shown in the table below (in thousands):

	2022	2021
Salaries and benefits	$26,194	$25,216
Occupancy of premises	4,200	3,986
Furniture and equipment	4,008	3,940
Legal and professional	961	1,042
Marketing and promotion	803	723
Data processing	3,756	3,456
FDIC assessment	789	749
Interchange and other card expense	1,586	1,517
Bond and D&O insurance	518	448
Outside services	2,139	1,922
Other noninterest expense	3,272	3,091
Total noninterest expense	$48,226	$46,090

Salaries and benefits expense was the largest component of noninterest expense and was $26.2 million in 2022 and $25.2 million in 2021.  The increase in 2022 was primarily driven by higher base compensation, higher variable compensation tied to brokerage activity, higher medical insurance costs from increased claims and higher 401(k) contributions more than offsetting the decrease in variable compensation tied to lower mortgage loan production in 2022.  Our 401(k) matching costs were lower in 2021 as we reduced our matching percentage for 2021 to 100% of the first 2% of salary contributions.  This was increased back to normal level beginning January 1, 2022 at 100% of the first 3% and 50% of the next 2% of salary contributions.  The table below identifies the primary components of salaries and benefits (in thousands):

	2022	2021
Salaries and other compensation	22,694	22,171
Salary deferral from commercial loans	(855)	(1,062)
Bonus	1,154	1,121
Mortgage production - variable comp	430	1,049
Brokerage - variable comp	470	440
401(k) matching contributions	755	412
Medical insurance costs	1,546	1,085
Total salaries and benefits	$26,194	$25,216

Costs associated with nonperforming assets remained at low levels, totaling $20,000 in 2022 and $45,000 in 2021.   During 2022, we did not add any other real estate properties.  We sold one other real estate property that had a valuation allowance of 100%, so the balance remained unchanged at $2.3 million at December 31, 2022 and 2021.  In 2021, we did not add any other real estate properties and sold $170,000 of other real estate.  On January 30, 2023, we sold the remaining other real estate owned property at a small gain, bringing the balance of other real estate owned to $0.

FDIC assessment expense increased to $789,000 in 2022 compared to $749,000 in 2021 primarily due to our overall asset balance sheet composition.  Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading "Supervision and Regulation." This expense will increase in 2023 as the FDIC has raised the premium we pay by 67% until their bank insurance fund reaches the level imposed by regulations.

Occupancy expense increased by $214,000 in 2022 primarily due to an increase in snow removal and building maintenance costs, partially offset by depreciation of our buildings.  Furniture and equipment expense increased by $68,000 in 2022 primarily due to an increase in equipment and software service contracts and software, partially offset by a decrease in software amortization costs.

Data processing expenses were $3.8 million in 2022 and $3.5 million in 2021.  Increases in data processing for our systems and card programs in 2022 were the primary reasons for the increase in 2022.

Outside services increased by $217,000 in 2022 primarily due to higher recruiting costs and outsourced internal audits.

Federal Income Tax Expense: We recorded federal income tax expense of $8.3 million in 2022 and $6.7 million in 2021.  Our effective tax rate was 19.35% for 2022 and 18.78% for 2021.  The increase in the effective tax rate in 2022 over 2021 was due to higher levels of taxable income from both growth in taxable securities held in our investment portfolio and growth in taxable income from rising interest rates while our tax-exempt income has remained relatively flat.

FINANCIAL CONDITION

Summary:   Total assets were $2.91 billion at December 31, 2022, decrease of $21.8 million from $2.93 billion at December 31, 2021. This change reflected increases of $68.8 million in our loan portfolio, $83.2 million in securities available for sale, $211.8 million in securities held to maturity, $3.5 million in accrued interest receivable, $877,000 in bank owned life insurance, $7.5 million in net deferred tax assets and $2.5 million in other assets, offset by decreases of $396.6 million in cash and cash equivalents, $1.5 million in premises and equipment, and $1.2 million in loans held for sale. Total deposits increased by $37.2 million and other borrowed funds and long-term debt were down by $55.0 million at December 31, 2022 compared to December 31, 2021.

Total shareholders’ equity decreased by $7.0 million from December 31, 2021 to December 31, 2022.  Shareholders’ equity was increased by $34.7 million of net income in 2022, partially offset by cash dividends of $10.9 million, or $0.32 per share.  Shareholders’ equity also decreased by $31.3 million in 2022 as a result of an unfavorable swing in accumulated other comprehensive income due to the effect of rising interest rates on the fair value of our available for sale securities portfolio. As of December 31, 2022 and 2021, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $755.2 million at December 31, 2022 compared to $1.15 billion at December 31, 2021. This $396.6 million decrease was primarily the result of growth in our loan and investment portfolios during 2022.

Securities: Securities available for sale ("AFS") were $499.3 million at December 31, 2022 compared to $416.1 million at December 31, 2021. The balance at December 31, 2022 primarily consisted of U.S. Treasury and agency securities, agency mortgage backed securities and various municipal investments. The growth in securities AFS was the result of increased purchase activity to accelerate the strategic deployment of excess liquid funds caused by our robust deposit growth.  Investment purchases were focused on short-term high quality securities consistent with our existing portfolio.  Our held to maturity ("HTM") portfolio increased from $137.0 million at December 31, 2021 to $348.8 million at December 31, 2022.  Our HTM portfolio is comprised of U.S. Treasury securities and state municipal and privately placed commercial bonds.  The commercial bond component of this category declined by $5.5 million in 2022.  These bonds represent financing provided to some of our non-profit commercial customers who qualified for borrowing on a tax-exempt basis.  The municipal bond component of this category decreased by $34.1 million.  The U.S. Treasury securities component of this category increased by $251.3 million as we seized opportunities to deploy excess liquid funds in high quality bonds with short durations.

On January 1, 2022, we reclassified ten U.S. Treasury securities with an amortized cost of $123.5 million from available for sale to held to maturity, as we have the intent and ability to hold these securities to maturity. All ten of these U.S. Treasury securities were purchased within the fourth quarter of 2021.  Subsequently and upon further analysis of these purchases, management decided to reclassify them to held to maturity given their short-term nature. These securities had net unrealized gains of $113,000 at the date of transfer, which will continue to be reported in accumulated comprehensive income, and will be amortized over the remaining life of the securities as an adjustment of yield.  The effect on interest income of the amortization of net unrealized gains is offset by the amortization of the premium on the securities transferred. Total securities increased $295.0 million from $553.1 million at December 31, 2021 to $848.0 million at December 31, 2022 as we continued to deploy excess liquidity into higher yielding assets.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $68.8 million to $1.18 billion at December 31, 2022 compared to $1.11 billion at December 31, 2021. During 2022, our commercial portfolio increased by $43.0 million, while our residential mortgage portfolio increased by $21.3 million and our consumer portfolio increased by $4.5 million.  By December 31, 2022, all of our PPP loans had received forgiveness from the SBA, while we had $41.9 million in remaining PPP loans at December 31, 2021.

We experienced year over year growth in commercial loans in 2022 after experiencing a decline in commercial loan balances in 2021.  Commercial loans grew $119.6 million in 2020, decreased $281.2 million in 2021 and increased $43.0 million in 2022.  Most of the growth in 2020 and decline in 2021 was attributable to PPP loan activity.  We returned to commercial loan growth in 2022 and plan for measured, high quality loan portfolio growth in 2023.  Excluding PPP loans, total commercial loans grew by $84.9 million in 2022.

Commercial and commercial real estate loans remained our largest loan segment and accounted for 83.2% of the total loan portfolio at December 31, 2022 and 84.4% at December 31, 2021. Residential mortgage and consumer loans comprised 16.8% of total loans at December 31, 2022 and 15.6% at December 31, 2021.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	December 31, 2022		December 31, 2021
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$7,234	0.6%	$4,862	0.4%
Unsecured to residential developers	—	—	5,000	0.4
Vacant and unimproved	36,270	3.1	36,240	3.3
Commercial development	103	—	171	—
Residential improved	112,791	9.6	100,077	9.0
Commercial improved	259,281	22.0	259,039	23.4
Manufacturing and industrial	121,924	10.4	110,712	10.0
Total commercial real estate	537,603	45.7	516,101	46.5
Commercial and industrial, excluding PPP	441,716	37.5	378,318	34.1
Paycheck Protection Program (PPP)	—	—	41,939	3.8
Total commercial	979,319	83.2	936,358	84.4

Consumer
Residential mortgage	139,148	11.8	117,800	10.7
Unsecured	121	—	210	—
Home equity	56,321	4.8	51,269	4.6
Other secured	2,839	0.2	3,356	0.3
Total consumer	198,429	16.8	172,635	15.6
Total loans	$1,177,748	100.0%	$1,108,993	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans increased $21.5 million since December 31, 2021 and accounted for 45.7% of our total loan portfolio at year-end 2022 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our overall commercial and industrial loan portfolio, including PPP, increased by $21.5 million to $441.7 million at December 31, 2022 and represented 37.5% of our total loan portfolio.  This change includes $41.9 million net reduction in outstanding balances on PPP loans, due to SBA forgiveness.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 11.8% of portfolio loans at December 31, 2022 and 10.7% at December 31, 2021.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value, adjustable rate loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. Typically, a large portion of our residential mortgage loan production is sold on the secondary market with servicing released.  However, given the significant increase in residential mortgage loan rates, we have increased the amount of such loans retained in portfolio as they will typically have lower duration due to refinancings that occur when interest rates decline.

The volume of residential mortgage loans originated for sale during 2022 decreased from 2021 as interest rates increased in 2022 and demand for refinancings declined as many potential borrowers had recently refinanced in the extended low interest rate environment.  In addition, customer preference drove more production in loan product types we retain in portfolio (i.e. variable rate, short term mortgages).     We expect residential mortgage originations for sale to continue to be below normal levels as we enter 2023 given the existing rate environment.   Residential mortgage loans originated for sale were $26.2 million in 2022 compared to $124.3 million in 2021.  The Company had no repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2022.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans increased by $4.5 million to $59.3 million at December 31, 2022 from $54.8 million at December 31, 2021 primarily due to an increase in home equity loans.  Consumer loans comprised approximately 5.0% of our portfolio loans at December 31, 2022 and 4.9% at December 31, 2021.

The following table shows our loan origination activity for portfolio loans during 2022 and 2021, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Year ended December 31, 2022			Year ended December 31, 2021
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$5,998	1.2%	$600	$7,620	1.4%	$423
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	10,982	2.2	998	18,762	3.3	1,173
Commercial development	—	—	—	—	—	—
Residential improved	51,565	10.5	549	101,492	17.9	634
Commercial improved	76,523	15.5	1,594	71,486	12.6	1,191
Manufacturing and industrial	71,641	14.6	2,470	25,827	4.6	922
Total commercial real estate	216,709	44.0	1,129	225,187	39.8	799
Commercial and industrial, excluding PPP	164,535	33.4	885	110,667	19.5	838
PPP loans	—	—	—	128,473	22.7	128
Total commercial	381,244	77.4	1,009	464,327	82.0	327

Consumer
Residential mortgage	55,289	11.2	302	48,930	8.6	314
Unsecured	—	—	—	—	—	—
Home equity	54,249	11.0	134	51,270	9.1	125
Other secured	1,855	0.4	36	1,567	0.3	23
Total consumer	111,393	22.6	174	101,767	18.0	161
Total loans	$492,637	100.0%	484	$566,094	100.0%	275

Excluding PPP originations, our loan origination activity was up $55.0 million in 2022 compared to 2021.  We believe the increased origination activity is primarily the result of increased business activity occurring in our marketplace as uncertainty over economic conditions with the COVID-19 pandemic has decreased.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At December 31, 2022 and 2021, nonperforming assets totaled $2.4 million. There were no additions to other real estate owned in 2022 or in 2021.  Based on the loans currently in their redemption period, we expect there to be few, if any, additions to other real estate owned in 2022.  There were no sales of foreclosed and repossessed properties in 2022.  Proceeds from sales of foreclosed properties were $170,000 in 2021 resulting in a net realized gain on sale of $20,000.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of December 31, 2022, nonperforming loans totaled $78,000, or 0.01% of total portfolio loans, compared to $92,000, or 0.01% of total portfolio loans, at December 31, 2021.

Nonperforming loans at December 31, 2022 consisted of $78,000 of residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $2.3 million at December 31, 2022 and 2021. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.  On January 30, 2023, the Company sold the remaining other real estate owned property at a small gain, bringing the balance of other real estate owned to $0.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	December 31,
	2022	2021	2020	2019	2018
Nonaccrual loans	$78	$91	$533	$203	$1,303
Loans 90 days or more delinquent and still accruing	—	1	—	—	1
Total nonperforming loans (NPLs)	78	92	533	203	1,304
Foreclosed assets	2,343	2,343	2,537	2,748	3,380
Repossessed assets	—	—	—	—	—
Total nonperforming assets (NPAs)	$2,421	$2,435	$3,070	$2,951	$4,684

NPLs to total loans	0.01%	0.01%	0.04%	0.01%	0.09%
NPAs to total assets	0.08%	0.08%	0.12%	0.14%	0.24%

The following table shows the breakout of our troubled debt restructurings (“TDRs”) between performing and nonperforming at December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022			December 31, 2021
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$4,121	$2,886	$7,007	$4,497	$3,024	$7,521
Nonperforming TDRs (1)	—	—	—	5	—	5
Total TDRs	$4,121	$2,886	$7,007	$4,502	$3,024	$7,526

(1)	Included in nonperforming asset table above

The following table further shows the composition of our TDRs over the past five years (dollars in thousands):

	December 31,
	2022	2021	2020	2019	2018
Commercial and industrial TDRs	$3,604	$3,375	$3,957	$5,797	$6,502
Commercial real estate TDRs	517	1,127	1,439	2,770	3,305
Consumer TDRs	2,886	3,024	4,049	5,140	6,346
Total TDRs	$7,007	$7,526	$9,445	$13,707	$16,153
We had a total of $7.0 million and $7.5 million of loans classified as TDRs as of December 31, 2022 and 2021, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.

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

The allowance for loan losses at December 31, 2022 was $15.3 million, a decrease of $604,000, compared to $15.9 million at December 31, 2021.  The balance of the allowance for loan losses was 1.30% of total portfolio loans at December 31, 2022 compared to 1.43% of total portfolio loans at December 31, 2021.   The allowance for loan losses to nonperforming loan coverage ratio remained high at 19,596% at December 31, 2022 compared to 17,271% at December 31, 2021.

The following is a summary of certain key ratios regarding allowance activity and coverage.

	December 31
	2022	2021
Ratios:
Net charge-offs (recoveries) to average loans outstanding - Total	(0.05)%	(0.04)%
Net charge-offs (recoveries) to average loans outstanding - Commercial Loans	(0.05)%	(0.05)%
Net charge-offs (recoveries) to average loans outstanding - Residential Mortgage Loans	(0.02)%	(0.01)%
Net charge-offs (recoveries) to average loans outstanding - Consumer Loans	(0.07)%	0.05%
Nonaccrual loans to loans outstanding at year-end	0.01%	0.01%
Allowance for loan losses to loans outstanding at year-end	1.30%	1.43%
Allowance for loan losses to nonaccrual loans at year-end	19,596%	17,640%
Allowance for loan losses to nonperforming loans at year-end	19,596%	17,271%

The continued low level of net charge-offs over the last several years has had a significant effect on the historical loss component of our allowance for loan losses computation.

The table below shows the changes in these metrics over the past five years:

(Dollars in millions)	2022	2021	2020	2019	2018
Commercial loans	$979.3	$936.4	$1,217.6	$1,098.0	$1,082.1
Nonperforming loans	0.1	0.1	0.5	0.2	1.3
Other real estate owned and repo assets	2.3	2.3	2.5	2.7	3.4
Total nonperforming assets	2.4	2.4	3.0	3.0	4.7
Net charge-offs (recoveries)	(0.5)	(0.5)	2.8	(0.8)	0.2
Total delinquencies	0.2	0.1	0.6	0.4	0.9

Nonperforming loans have been low over the past several years.   At December 31, 2022, we have had net loan recoveries in thirty of the past thirty-two quarters.  Perhaps even more importantly, our total delinquencies 30 days and greater have continued to be minimal, and were just $172,000 at December 31, 2022.

The provision for loan losses was a benefit of $1.1 million for 2022 compared to a benefit of $2.1 million for 2021.  The provision in each period was impacted by the levels of nonperforming loans and net charge-off/recovery experience.  We had net recoveries in 2022 totaling $521,000 compared to net recoveries of $531,000 in 2021.  The ratio of net charge-offs / (recoveries) to average loans was (0.05%) for 2022 compared to (0.04%) for 2021.

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

Impaired loans decreased $519,000 or 7%, to $7.0 million at December 31, 2022 compared to $7.5 million at December 31, 2021.   The specific allowance for impaired loans decreased $270,000 to $295,000, or 4.2% of total impaired loans, at December 31, 2022 compared to $565,000, or 7.5% of total impaired loans, at December 31, 2021.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month (6 quarter) actual net charge-off history as the base for our computation for commercial loans.  The 18 month period ended December 31, 2022 reflected net recoveries for most of our loan pools.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  We also considered the extended period of improved asset quality in assessing the overall qualitative component.

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

As the economy recovered in 2022 to pre-pandemic levels and losses did not occur, we determined it appropriate to reverse some of the qualitative factors allocated.  In the first quarter of 2022, we removed the 20 basis point allocation on consumer loans that was added in 2021 for economic impact payments possibly masking delinquencies.  We also reduced the factor for economic conditions by 3 basis points, reduced the factor for changes in personnel by 4 basis points and added 2 basis points for the effect of rising interest rates.  In the second quarter of 2022, we added 3 basis points for the effect of rising interest rates and reduced the factor for changes in personnel by 3 basis points.  In the third quarter of 2022, we reduced the factor for credit quality trends by 2 basis points, reduced the factor for loan review quality by 1 basis point, reduced the factor for changes in lending personnel by 1 basis point, reduced the factor for external conditions by 2 basis points and increased the factor for rising interest rates by 2 basis points. We increased the factor for rising interest rates by 2 basis points in the fourth quarter of 2022.

For the year, in 2022 we removed the 20 basis point allocation on consumer loans for economic impact payments, reduced economic trends by 3 basis points, reduced credit quality trends by 2 basis points, reduced loan review quality by 1 basis point, reduced changes in personnel by 8 basis points, reduced external factors by 2 basis points and increased the effect of rising interest rates by 9 basis points.

Considering the change in our qualitative factors and changes in our commercial loan portfolio balances, the general commercial loan allowance decreased $178,000 to $12.8 million at December 31, 2022 compared to $12.9 million at December 31, 2021.  The qualitative component of our allowance allocated to commercial loans was $12.7 million at December 31, 2022, down from $12.9 million at December 31, 2021.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.2 million at December 31, 2022 compared to $2.4 million at December 31, 2021.

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

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.

	December 31,
	2022		2021
(Dollars in thousands)	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans
Commercial and commercial real estate	$12,827	84%	$13,256	84%
Residential mortgage	1,755	11	1,836	11
Consumer	703	5	797	5
Total	$15,285	100%	$15,889	100%

The components of the allowance for loan losses were as follows:

	December 31,
	2022		2021
(Dollars in thousands)	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount
Commercial and commercial real estate:
Impaired with allowance recorded	$812	$75	$3,215	$327
Impaired with no allowance recorded	3,309	—	1,287	—
Loss allocation factor on non-impaired loans	975,198	12,751	931,856	12,929
	979,319	12,826	936,358	13,256
Residential mortgage and consumer:
Reserves on troubled debt restructurings	2,886	220	3,024	238
Loss allocation factor	195,543	2,239	169,611	2,395
Total	$1,177,748	$15,285	$1,108,993	$15,889

With the exception of certain TDRs, impaired commercial loans at December 31, 2022 were classified as substandard or worse per our internal risk rating system.  $2.7 million of residential mortgage TDRs were associated with programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures.  These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  Also included in this category are certain consumer home equity loans that were restructured maturing home equity lines of credit that did not qualify for traditional term financing.  We have been actively working with our customers to reduce the risk of foreclosure using these programs.  Additional information regarding impaired loans at December 31, 2022 and 2021 may be found in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

Our weighted average loan grade was 3.60 at December 31, 2021 and 3.53 at December 31, 2022.  The decrease of $452,000 in reserves on commercial loans for 2022 was due to a $252,000 decrease in specific reserves on impaired loans and a $200,000 decrease in the loss allocation factor on non-impaired loans at December 31, 2022.

Of the $15.3 million allowance at December 31, 2022, 2% related to specific allocations on impaired loans, 83% related to formula allowance on commercial loans and 14% related to general allocations for homogeneous loans.  Of the $15.9 million allowance at December 31, 2021, 4% related to specific allocations on impaired loans, 81% related to formula allowance on commercial loans and 15% related to general allocations for homogeneous loans.  Of the $15.0 million total formula based allowance for loan loss allocations at December 31, 2022, $14.9 million is from general/environmental allocations and $105,000 was driven from historical experience.  Of the $15.3 million total formula based allowance for loan loss allocations at December 31, 2021, $15.3 million is from general/environmental allocations and $70,000 is driven from historical experience.    The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address elevated levels of substandard, impaired and nonperforming loans may be found in this Item 7 of this report under the heading "Portfolio Loans and Asset Quality" above and in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (28.0%), followed by Manufacturing (13.4%) and Retail Trade (11.6%).

The table below breaks down our commercial loan portfolio by industry type at December 31, 2022 and identifies the percentage of loans in each type that have a pass rating within our grading system (4 or better) and criticized rating (5 or worse) (dollars in thousands):

	December 31, 2022
	Total	Percent of Total Loans	Percent Grade 4 or Better	Percent Grade 5 or Worse
Industry:
Agricultural Products	$41,194	4.21%	92.04%	7.96%
Mining and Oil Extraction	406	0.04%	87.93%	12.07%
Utilities	—	0.00%	0.00%	0.00%
Construction	80,670	8.24%	97.68%	2.32%
Manufacturing	131,376	13.42%	96.55%	3.45%
Wholesale Trade	64,377	6.57%	100.00%	0.00%
Retail Trade	113,484	11.59%	99.95%	0.05%
Transportation and Warehousing	62,825	6.42%	99.73%	0.27%
Information	568	0.06%	5.99%	94.01%
Finance and Insurance	47,940	4.90%	100.00%	0.00%
Real Estate and Rental and Leasing	274,151	27.99%	99.95%	0.05%
Professional, Scientific and Technical Services	5,698	0.58%	96.51%	3.49%
Management of Companies and Enterprises	7,049	0.72%	100.00%	0.00%
Administrative and Support Services	21,703	2.22%	97.99%	2.01%
Education Services	5,268	0.54%	100.00%	0.00%
Health Care and Social Assistance	34,486	3.52%	100.00%	0.00%
Arts, Entertainment and Recreation	3,675	0.38%	91.65%	8.35%
Accommodations and Food Services	52,322	5.34%	86.71%	13.29%
Other Services	32,127	3.28%	100.00%	0.00%
Public Administration	—	0.00%	0.00%	0.00%
Private Households	—	0.00%	0.00%	0.00%
Total commercial loans	$979,319	100.00%	98.11%	1.89%

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of December 31, 2022, there can be no assurance that all losses have been identified or that the allowance is sufficient.

Premises and Equipment:   Premises and equipment totaled $40.3 million at December 31, 2022 compared to $41.8 million at December 31, 2021, down $1.5 million, as capital additions were more than offset by depreciation of current property during 2022.

Bank owned life insurance (BOLI):   The Bank has purchased life insurance policies on certain officers.  BOLI is recorded at its currently realizable cash surrender value and totaled $53.3 million at December 31, 2022 compared to $52.5 million at December 31, 2021.

Deposits and Other Borrowings: Total deposits increased $37.2 million to $2.62 billion at December 31, 2022, as compared to $2.58 billion at December 31, 2021.  Noninterest checking account balances decreased $51.2 million in 2022.  Interest bearing demand account balances increased $24.3 million and savings and money market account balances increased $56.9 million in 2022 while our certificates of deposit (primarily short-term) increased by $7.2 million in 2022.  We believe our success in maintaining and increasing the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 31% of total deposits at December 31, 2022 compared to 34% of total deposits at December 31, 2021.  Because of the generally low rates paid on interest bearing account alternatives, in recent years many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  We started to see some shifting to higher paying interest accounts during 2022.  Interest bearing demand, money market and savings accounts comprised 64% of total deposits at December 31, 2022 and 62% at December 31, 2021. Time accounts as a percentage of total deposits were 4% at December 31, 2022 and 3% at December 31, 2021.

Borrowed funds totaled $30.0 million at December 31, 2022 comprised of $30.0 million in Federal Home Loan Bank advances.  Borrowed funds totaled $85.0 million at December 31, 2021 including $85.0 million of Federal Home Loan Bank advances.  The decrease compared to December 31, 2021 was due to the FHLB exercising its put options on a $25.0 million advance carrying a rate of 0.01% and a $10.0 million advance carrying a rate of 0.45% in the second quarter of 2022.  In addition, during the second quarter of 2022, we prepaid $20.0 million in FHLB advances, with interest rates ranging from 2.91% to 3.05%. Prepayment fees totaled $87,000 and were included in interest expense in the second quarter 2022.  Paying these advances off early will save us over $650,000 in annual interest expense, net of the prepayment fees incurred.

Information regarding our off-balance sheet commitments may be found in Item 8 of this report in Note 17 to the Consolidated Financial Statements.

CAPITAL RESOURCES

Total shareholders’ equity decreased by $7.0 million from December 31, 2021 to December 31, 2022.  Shareholders’ equity was increased by $34.7 million of net income in 2022, partially offset by cash dividends of $10.9 million, or $0.32 per share.  Shareholders’ equity decreased by $31.3 million in 2022 as a result of a negative swing in accumulated other comprehensive income due to the effect of rising interest rates on the fair value of our available for sale securities portfolio. As of December 31, 2022, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Our regulatory capital ratios (on a consolidated basis) continue to significantly exceed the levels required to be categorized as “well capitalized” according to the requirements specified by the rules implementing Basel III.

The following table shows our regulatory capital ratios (on a consolidated basis) for the past three years.

	December 31,
	2022	2021	2020
Total capital to risk weighted assets	17.9%	18.3%	18.3%
Common Equity Tier 1 to risk weighted assets	16.9	17.2	15.8
Tier 1 capital to risk weighted assets	16.9	17.2	17.1
Tier 1 capital to average assets	9.7	8.7	9.9

Our Board of Directors declared quarterly cash dividends to common shareholders beginning with the first quarter of 2014, and each subsequent quarter in 2014 through 2022.  The declaration and payment of future dividends to common shareholders will be considered by the Board of Directors in its discretion and will depend on a number of factors, including our financial condition and anticipated profitability.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

Macatawa Bank:

The Bank was categorized as "well capitalized" at December 31, 2022 and 2021 according to the requirements specified by the rules implementing Basel III.  The following table shows the Bank’s regulatory capital ratios for the past three years.

	December 31,
	2022	2021	2020
Average equity to average assets	8.3%	8.8%	10.2%
Total capital to risk weighted assets	17.4	17.8	17.8
Common Equity Tier 1 to risk weighted assets	16.4	16.7	16.7
Tier 1 capital to risk weighted assets	16.4	16.7	16.7
Tier 1 capital to average assets	9.4	8.4	9.6

LIQUIDITY

Liquidity of Macatawa Bank: The liquidity of a financial institution reflects its ability to manage a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the Federal Reserve Bank's discount window, the Federal Home Loan Bank, federal funds purchased lines of credit and other secured borrowing sources with our correspondent banks, loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits, federal funds sold and other short-term investments, and the various capital resources discussed above.

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

We maintain a non-core funding dependency ratio below our peer group average and have had no brokered deposits on our balance sheet since before December 2012.  At December 31, 2022, the Bank held $704.0 million of federal funds sold and other short-term investments as well as $495.7 million of unpledged securities available for sale.  In addition, the Bank’s available borrowing capacity from correspondent banks was approximately $307.9 million as of December 31, 2022.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At December 31, 2022, we had a total of $745.7 million in unused lines of credit, $77.4 million in unfunded loan commitments and $13.5 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2021, the Bank paid dividends to the Company totaling $33.1 million.  In the same period, the Company paid dividends to its shareholders totaling $10.9 million.  In 2022, the Bank paid dividends to the Company totaling $11.9 million.  In the same period, the Company paid dividends to its shareholders totaling $10.9 million.   The Company retained the remaining balance in each period for general corporate purposes.  At December 31, 2022, the Bank had a retained earnings balance of $106.6 million.

During 2022 and 2021, the Company received payments from the Bank totaling $6.7 million and $8.0 million, respectively, representing the Bank’s intercompany tax liability for the 2022 and 2021 tax years, respectively, in accordance with the Company’s tax allocation agreement.

The Company’s cash balance at December 31, 2022 was $8.1 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2022.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2022, we had gross deferred tax assets of $11.9 million and gross deferred tax liabilities of $2.2 million resulting in a net deferred tax asset of $9.7 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  With the positive results in 2022 and positive future projections, we concluded at December 31, 2022 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of December 31, 2022 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$399,394	(2.88)%	$107,097	3.78%
Interest rates up 100 basis points	405,735	(1.33)	105,139	1.89
No change	411,224	—	103,193	—
Interest rates down 100 basis points	410,965	(0.06)	100,847	(2.27)
Interest rates down 200 basis points	387,338	(5.81)	96,611	(6.38)

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

Shareholders and Board of Directors
Macatawa Bank Corporation
Holland, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 16, 2023, expressed an unqualified opinion thereon.

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

Allowance for Loan Losses – General Reserve
As described in Notes 1 and 3 to the Company’s consolidated financial statements, the Company has a gross loan balance of $1.18 billion and related allowance for loan losses (“allowance”) balance of $15.3 million at December 31, 2022. The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current qualitative environmental factors. The calculation of these qualitative environmental factors involves estimates and assumptions by management.

We identified the qualitative environmental factors as a critical audit matter. Management’s assumptions related to the qualitative environmental factors, which are used to adjust the quantitative historical loss (both upwards and downwards), are highly subjective and could have a significant impact on the allowance. Auditing these assumptions involves especially challenging and subjective auditor judgment.
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

Grand Rapids, Michigan
February 16, 2023

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(Dollars in thousands)

	2022	2021
ASSETS
Cash and due from banks	$51,215	$23,669
Federal funds sold and other short-term investments	703,955	1,128,119
Cash and cash equivalents	755,170	1,151,788
Securities available for sale, at fair value	499,257	416,063
Securities held to maturity (fair value 2022 - $332,650 and 2021 - $139,272)	348,765	137,003
Federal Home Loan Bank (FHLB) stock	10,211	11,558
Loans held for sale, at fair value	215	1,407
Total loans	1,177,748	1,108,993
Allowance for loan losses	(15,285)	(15,889)
Net loans	1,162,463	1,093,104
Premises and equipment – net	40,306	41,773
Accrued interest receivable	7,606	4,088
Bank-owned life insurance (BOLI)	53,345	52,468
Other real estate owned - net	2,343	2,343
Net deferred tax asset	9,712	2,163
Other assets	17,526	14,993
Total assets	$2,906,919	$2,928,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$834,879	$886,115
Interest-bearing	1,780,263	1,691,843
Total deposits	2,615,142	2,577,958
Other borrowed funds	30,000	85,000
Long-term debt	—	—
Accrued expenses and other liabilities	14,739	11,788
Total liabilities	2,659,881	2,674,746

Commitments and Contingencies	—	—

Shareholders’ equity
Common stock, no par value, 200,000,000 shares authorized; 34,298,640 and 34,259,945 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	219,578	219,082
Retained earnings	59,036	35,220
Accumulated other comprehensive loss	(31,576)	(297)
Total shareholders’ equity	247,038	254,005
Total liabilities and shareholders’ equity	$2,906,919	$2,928,751

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2022 and 2021
(Dollars in thousands, except per share data)

	2022	2021
Interest income
Loans, including fees	$47,176	$50,664
Securities
Taxable	11,333	3,283
Tax-exempt	2,803	3,056
FHLB Stock	199	211
Federal funds sold and other short-term investments	13,395	1,420
Total interest income	74,906	58,634
Interest expense
Deposits	3,773	915
Other borrowings	987	1,331
Long-term debt	—	319
Total interest expense	4,760	2,565
Net interest income	70,146	56,069
Provision for loan losses	(1,125)	(2,050)
Net interest income after provision for loan losses	71,271	58,119
Noninterest income
Service charges and fees	4,769	4,446
Net gains on mortgage loans	706	4,691
Trust fees	4,143	4,331
ATM and debit card fees	6,768	6,505
BOLI income	878	1,033
Other	2,755	2,689
Total noninterest income	20,019	23,695
Noninterest expense
Salaries and benefits	26,194	25,216
Occupancy of premises	4,200	3,986
Furniture and equipment	4,008	3,940
Legal and professional	961	1,042
Marketing and promotion	803	723
Data processing	3,756	3,456
FDIC assessment	789	749
Interchange and other card expense	1,586	1,517
Bond and D&O Insurance	518	448
Other	5,411	5,013
Total noninterest expenses	48,226	46,090
Income before income tax	43,064	35,724
Income tax expense	8,333	6,710
Net income	$34,731	$29,014
Basic earnings per common share	$1.01	$0.85
Diluted earnings per common share	$1.01	$0.85
Cash dividends per common share	$0.32	$0.32

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2022 and 2021
(Dollars in thousands)

	2022	2021
Net income	$34,731	$29,014

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized losses on debt securities available for sale	(39,686)	(5,710)
Net unrealized gain at time of transfer on securities transferred to held-to-maturity	113	—
Amortization of net unrealized gains on securities transferred to held-to-maturity	(21)	—
Tax effect	8,315	1,199
Net change in unrealized gains (losses) on securities available for sale, net of tax	(31,279)	(4,511)

Other comprehensive loss, net of tax	(31,279)	(4,511)
Comprehensive income	$3,452	$24,503

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2022 and 2021
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2021	$218,528	$17,101	$4,214	$239,843

Net income	—	29,014	—	29,014
Cash dividends at $0.32 per share	—	(10,895)	—	(10,895)
Repurchase of 14,787 shares for taxes withheld on vested restricted stock	(130)	—	—	(130)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	(4,511)	(4,511)
Stock compensation expense	684	—	—	684
Balance, December 31, 2021	$219,082	$35,220	$(297)	$254,005

Net income	—	34,731	—	34,731
Cash dividends at $0.32 per share	—	(10,915)	—	(10,915)
Repurchase of 19,061 shares for taxes withheld on vested restricted stock	(207)	—	—	(207)
Net change in unrealized gain (loss) on securities available for sale and amortization,net of tax	—	—	(31,279)	(31,279)
Stock compensation expense	703	—	—	703
Balance, December 31, 2022	$219,578	$59,036	$(31,576)	$247,038

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2022 and 2021
(Dollars in thousands)

	2022	2021
Cash flows from operating activities
Net income	$34,731	$29,014
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	1,558	2,724
Stock compensation expense	703	684
Provision for loan losses	(1,125)	(2,050)
Origination of loans for sale	(26,236)	(124,287)
Proceeds from sales of loans originated for sale	28,134	132,993
Net gains on mortgage loans	(706)	(4,691)
Write-down of other real estate	—	4
Net (gain) loss on sales of other real estate	(47)	20
Deferred income tax expense	766	1,095
Change in accrued interest receivable and other assets	(6,051)	3,640
Earnings in bank-owned life insurance	(878)	(1,033)
Change in accrued expenses and other liabilities	3,951	(2,189)
Net cash from operating activities	34,800	35,924

Cash flows from investing activities
Loan originations and payments, net	(68,234)	320,869
Purchases of securities available for sale	(285,572)	(263,766)
Purchases of securities held to maturity	(166,566)	(83,316)
Purchase of bank-owned life insurance	—	(10,000)
Proceeds from:
Maturities and calls of securities available for sale	24,450	48,673
Maturities and calls of securities held to maturity	41,873	16,311
Principal paydowns on securities available for sale	14,918	31,075
Principal paydowns on securities held to maturity	36,053	9,470
Sales of other real estate	47	170
Payout of bank-owned insurance claim	—	908
Redemption of FHLB stock	1,347	—
Additions to premises and equipment	(796)	(993)
Net cash from investing activities	(402,480)	69,401

Cash flows from financing activities
Change in deposits	37,184	279,371
Repayments and maturities of other borrowed funds	(80,000)	(30,619)
Proceeds from other borrowed funds	25,000	25,000
Cash dividends paid	(10,915)	(10,895)
Repurchase of shares for taxes withheld on vested restricted stock	(207)	(130)
Net cash from financing activities	(28,938)	262,727
Net change in cash and cash equivalents	(396,618)	368,052
Cash and cash equivalents at beginning of period	1,151,788	783,736
Cash and cash equivalents at end of period	$755,170	$1,151,788

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2022 and 2021
(Dollars in thousands)

	2022	2021
Supplemental cash flow information
Interest paid	$4,717	$2,735
Income taxes paid	6,500	5,650
Supplemental noncash disclosures:
Transfer of securities from available for sale to held to maturity	123,469	—
Security settlement	—	1,000

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

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

Recent Events:   In response to the COVID-19 pandemic, federal state and local governments have taken and continue to take actions designed to mitigate the effect on public health and to address the economic impact from the virus.  The effects of COVID-19 and its related variants, such as Omicron and Delta, could, among other risks, have a material adverse impact on the financial condition of the Company’s customers, potentially impacting their ability to make payments to the Company as scheduled driving an increase in delinquencies and loan losses.

The Bank was a participating lender in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). PPP loans were forgivable, in whole or in part, if the proceeds were used for payroll and other permitted purposes in accordance with the requirements of the PPP. Upon SBA forgiveness, unamortized fees were then recognized into interest income.

In 2021:
•	The Bank originated 1,000 PPP loans totaling $128.1 million in principal.
•	Fees generated totaled $5.6 million.
•	1,722 PPP loans totaling $318.4 million were forgiven.
•	Total net fees of $8.3 million were recognized.

In 2022:
•	251 PPP loans totaling $43.2 million were forgiven.
•	Total net fees of $1.3 million were recognized.

As of December 31, 2022, no PPP loans remain outstanding

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

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

Concentration of Credit Risk:  Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above. Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets. Commercial real estate loans are the largest concentration, comprising 46% of total loans at December 31, 2022. Commercial and industrial loans total 37%, while residential real estate and consumer loans make up the remaining 17%.  Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $0 and $0 at December 31, 2022 and 2021, respectively, was required to meet regulatory reserve and clearing requirements.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management has determined that no OTTI charges were necessary during 2022 and 2021.

Federal Home Loan Bank (FHLB) Stock:  The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment.  Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value.  Management has determined that there was no impairment of FHLB stock during 2022 and 2021.  Both cash and stock dividends are reported as income.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  As of December 31, 2022 and 2021, these loans had a net unrealized gain of $4,000 and $51,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold servicing released; therefore no mortgage servicing right assets are established.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans.  At December 31, 2022 and 2021, an 18 month (six quarter) annualized historical loss experience was used for commercial loans and a 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, competition, increasing interest rates, external factors and other considerations.

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
December 31, 2022 and 2021

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

Long-term Assets:  Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  The Company had no impairment of long term assets in 2022 or 2021.

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

Changes in the fair values of these interest rate lock and mortgage backed security and forward commitment derivatives are included in net gains on mortgage loans. The fair value of interest rate lock commitments was $0 and $25,000 at December 31, 2022 and 2021, respectively. The net fair value of mortgage backed security derivatives was approximately $0 and $(13,000) at December 31, 2022 and 2021, respectively.

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
December 31, 2022 and 2021

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At December 31, 2022, the total notional amount of such agreements was $125.3 million and resulted in a derivative asset with a fair value of $6.5 million which was included in other assets and a derivative liability of $6.5 million which was included in other liabilities. At December 31, 2021, the total notional amount of such agreements was $140.7 million and resulted in a derivative asset with a fair value of $3.3 million which was included in other assets and a derivative liability of $3.3 million which was included in other liabilities.

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

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and amortization of unrealized gain upon transfer of securities from available for sale to held to maturity.

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
December 31, 2022 and 2021

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

Accounting Standards Updates:
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

This ASU expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by year of origination.   The Company selected a software vendor for applying this new ASU for Current Expected Credit Losses (“CECL”), began implementation of the software in the second quarter of 2018, completed integration during the third quarter of 2018 and ran parallel computations with both systems using the current GAAP incurred loss model in the fourth quarter of 2018.  The Company went live with this software beginning in January 2019 for its monthly incurred loss computations and began modeling the new current expected credit loss model assumptions to the allowance for loan losses computation.  In the periods since, the Company modeled the various methods prescribed in the ASU against the Company’s identified loan segments, ultimately determining that the weighted average remaining life method was the appropriate method for the Company to use.  The Company adopted the standard effective January 1, 2023 and estimates that the impact of adoption will result in an allowance increase of $1.2 million to $2.2 million, due primarily to the forward-looking economic forecast, which presents the most variability within this range.  The required liability for unfunded commitments at January 1, 2023 is estimated at approximately $60,000.  The resulting impact will be a decrease to the retained earnings account on the Company’s Consolidated Balance Sheet equal to the after-tax impact of the increase in allowance balances, with the tax impact portion being recorded as a deferred tax asset on the Company’s Consolidated Balance Sheet.  The Company did not identify any available-for-sale debt securities requiring allowances to be established upon adoption of the standard on January 1, 2023. In addition, the Company evaluated its municipal bond securities and U.S. Treasury securities held to maturity on a pooled basis, determining that the securities in each pool share similar risks. The Company determined that on January 1, 2023, the municipal bond securities have a remote risk of loss and the government backed U.S. Treasury securities have a zero risk of loss. As such, the allowance for debt securities held to maturity established upon adoption of the standard on January 1, 2023 was immaterial.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Entities that make such elections would not have to remeasure contracts at the modification date or reassess a previous accounting determination.  Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.  We are utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period.  We have discontinued the use of new LIBOR-based loans and interest rate derivatives, according to regulatory guidelines.  ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024.  The amended guidance under Topic 848 and our ability to elect its temporary optional expedients and exceptions are effective for us through December 31, 2024.  The Company has adopted the LIBOR transition relief allowed under this standard.

ASU No. 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method.  This ASU expands the current last-of-layer method of hedge accounting that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio. To reflect this expansion, the last-of-layer method is renamed the portfolio layer method.  This ASU expands the scope of the portfolio layer method to include nonprepayable assets, specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on the accounting for and disclosure of hedge basis adjustments and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.  This ASU is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  As the Company does not engage in this type of hedging activity, adoption of this ASU on January 1, 2023 did not have any impact on its financial results or disclosures.

ASU No. 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  This ASU eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty.  This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan.  Additionally, the ASU requires disclosure of current period gross writeoffs by year of origination for financing receivables.  The ASU also requires disclosure of current period gross writeoffs by year of origination for financing receivables and disclosure of certain modifications of receivables made to borrowers experiencing financial difficulty.  This ASU is effective for the Company for fiscal years beginning after December 15, 2022. Adoption of this ASU on January 1, 2023 did not have a material impact on the Company’s financial results and the additional required disclosures for gross writeoffs will be included in the footnotes to the Company’s March 31, 2023 consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 2 – SECURITIES

The amortized cost and fair value of securities were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Available for Sale:
U.S. Treasury and federal agency securities	$240,921	$23	$(16,310)	$224,634
U.S. Agency MBS and CMOs	128,165	—	(14,347)	113,818
Tax-exempt state and municipal bonds	37,198	10	(498)	36,710
Taxable state and municipal bonds	120,647	49	(8,525)	112,171
Corporate bonds and other debt securities	12,387	—	(463)	11,924
	$539,318	$82	$(40,143)	$499,257
Held to Maturity
U.S. Treasury	$251,307	$—	$(13,677)	237,630
Tax-exempt state and municipal bonds	97,458	415	(2,853)	95,020
	$348,765	$415	$(16,530)	$332,650

December 31, 2021
Available for Sale:
U.S. Treasury and federal agency securities	$208,153	$215	$(1,523)	$206,845
U.S. Agency MBS and CMOs	87,343	416	(962)	86,797
Tax-exempt state and municipal bonds	36,298	1,258	—	37,556
Taxable state and municipal bonds	79,394	812	(645)	79,561
Corporate bonds and other debt securities	5,251	63	(10)	5,304
	$416,439	$2,764	$(3,140)	$416,063
Held to Maturity
Tax-exempt state and municipal bonds	$137,003	$2,484	$(215)	$139,272

There were no sales of securities available for sale during the years ended December 31, 2022 and 2021.

Contractual maturities of debt securities at December 31, 2022 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$29,311	$28,935	$11,372	$11,293
Due from one to five years	298,700	283,518	359,411	339,059
Due from five to ten years	20,754	20,197	41,780	36,424
Due after ten years	—	—	126,755	112,481
	$348,765	$332,650	$539,318	$499,257

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2022 and 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
U.S. Treasury and federal agency securities	$144,796	$(6,230)	$66,008	$(10,080)	$210,804	$(16,310)
U.S. Agency MBS and CMOs	64,427	(4,789)	41,340	(9,558)	105,767	(14,347)
Tax-exempt state and municipal bonds	31,337	(498)	—	—	31,337	(498)
Taxable state and municipal bonds	71,165	(3,337)	33,452	(5,188)	104,617	(8,525)
Corporate bonds and other debt securities	10,668	(357)	1,256	(106)	11,924	(463)
	$322,393	$(15,211)	$142,056	$(24,932)	$464,449	$(40,143)

Held to Maturity:
U.S. Treasury	$237,630	$(13,677)	$—	$—	$237,630	$(13,677)
Tax-exempt state and municipal bonds	57,671	(2,314)	21,721	(539)	79,392	(2,853)
	$295,301	$(15,991)	$21,721	$(539)	$317,022	$(16,530)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
U.S. Treasury and federal agency securities	$77,066	$(955)	$18,432	$(568)	$95,498	$(1,523)
U.S. Agency MBS and CMOs	52,254	(830)	4,190	(132)	56,444	(962)
Tax-exempt state and municipal bonds	—	—	—	—	—	—
Taxable state and municipal bonds	37,648	(638)	498	(7)	38,146	(645)
Corporate bonds and other debt securities	1,352	(10)	—	—	1,352	(10)
	$168,320	$(2,433)	$23,120	$(707)	$191,440	$(3,140)

Held to Maturity:
Tax-exempt state and municipal bonds	$61,166	$(215)	$—	$—	$61,166	$(215)

Other-Than-Temporary-Impairment

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At December 31, 2022, 444 securities available for sale with fair values totaling $464.4 million had unrealized losses totaling $40.1 million. At December 31, 2021, 127 securities available for sale with fair values totaling $191.4 million had unrealized losses totaling $3.1 million. At December 31, 2022, 76 securities held to maturity with fair values totaling $317.0 million had unrealized losses totaling $16.5 million. At December 31, 2021, 9 securities held to maturity with fair values totaling $61.2 million had unrealized losses totaling $215,000.  Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost.  Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during 2022 and 2021.

On January 1, 2022, the Company transferred all of its US Treasury securities held at that time from available for sale to held to maturity.  These securities had an amortized cost of $123.5 million and an unrealized gain of $113,000 at the date of transfer.  The transfer was made at fair value, with the unrealized gain becoming part of purchase premium which will be amortized over the remaining life of the securities.  The other comprehensive income component is separated from the remaining available for sale securities and is amortized over the remaining life of the securities transferred.  Management has the ability and intent to hold these securities until they mature, at which time the Company will receive full value for the securities.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 2 – SECURITIES (Continued)

Securities with a carrying value of approximately $3.5 million and $4.9 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at December 31, 2022 and 2021, respectively.

The Company also has an investment in a fund that invests in projects qualifying for Community Reinvestment Act credit.  As an equity investment, accounting standards require this $1.5 million investment be carried at fair value and reported in other assets at December 31, 2022 and 2021.

NOTE 3 – LOANS

Portfolio loans were as follows at year end (dollars in thousands):

	2022	2021
Commercial and industrial
Commercial and industrial, excluding PPP	$441,716	$378,318
PPP	—	41,939
Total commercial and industrial	441,716	420,257

Commercial real estate:
Residential developed	7,234	4,862
Unsecured to residential developers	—	5,000
Vacant and unimproved	36,270	36,240
Commercial development	103	171
Residential improved	112,791	100,077
Commercial improved	259,281	259,039
Manufacturing and industrial	121,924	110,712
Total commercial real estate	537,603	516,101

Consumer
Residential mortgage	139,148	117,800
Unsecured	121	210
Home equity	56,321	51,269
Other secured	2,839	3,356
Total consumer	198,429	172,635

Total loans	1,177,748	1,108,993
Allowance for loan losses	(15,285)	(15,889)
	$1,162,463	$1,093,104

The totals above are shown net of deferred fees and costs.  Deferred fees on loans totaled $1.3 million and $2.6 million at December 31, 2022 and 2021, respectively.  Deferred costs on loans totaled $1.4 million and $1.3 million at December 31, 2022 and 2021, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2022 and 2021 (dollars in thousands):

2022	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,176	$8,051	$2,633	$29	$15,889
Charge-offs	(38)	—	(126)	—	(164)
Recoveries	191	300	194	—	685
Provision for loan losses	267	(1,171)	(243)	22	(1,125)
Ending Balance	$5,596	$7,180	$2,458	$51	$15,285

2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,632	$7,999	$2,758	$19	$17,408
Charge-offs	—	—	(124)	—	(124)
Recoveries	331	208	116	—	655
Provision for loan losses	(1,787)	(156)	(117)	10	(2,050)
Ending Balance	$5,176	$8,051	$2,633	$29	$15,889

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

December 31, 2022	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$55	$20	$220	$—	$295
Collectively evaluated for impairment	5,541	7,160	2,238	51	14,990
Total ending allowance balance	$5,596	$7,180	$2,458	$51	$15,285

Loans:
Individually reviewed for impairment	$3,603	$518	$2,886	$—	$7,007
Collectively evaluated for impairment	438,113	537,085	195,543	—	1,170,741
Total ending loans balance	$441,716	$537,603	$198,429	$—	$1,177,748

December 31, 2021	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$303	$24	$238	$—	$565
Collectively evaluated for impairment	4,873	8,027	2,395	29	15,324
Total ending allowance balance	$5,176	$8,051	$2,633	$29	$15,889

Loans:
Individually reviewed for impairment	$3,375	$1,127	$3,024	$—	$7,526
Collectively evaluated for impairment	416,882	514,974	169,611	—	1,101,467
Total ending loans balance	$420,257	$516,101	$172,635	$—	$1,108,993

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2022 (dollars in thousands):

December 31, 2022	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$3,278	$3,278	$—

Commercial real estate:
Residential improved	31	31	—
	31	31	—

Consumer	—	—	—
Total with no related allowance recorded	$3,309	$3,309	$—

With an allowance recorded:
Commercial and industrial	$325	$325	$55

Commercial real estate:
Commercial improved	307	307	9
Manufacturing and industrial	180	180	11
	487	487	20
Consumer:
Residential mortgage	2,653	2,653	202
Unsecured	29	29	2
Home equity	204	204	16
	2,886	2,886	220
Total with an allowance recorded	$3,698	$3,698	$295
Total	$7,007	$7,007	$295

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Average of impaired loans during the period:
Commercial and industrial	$2,703	$1,927

Commercial real estate:
Residential developed	—	11
Residential improved	42	45
Commercial improved	396	1,605
Manufacturing and industrial	185	148

Consumer	2,882	2,731

Interest income recognized during impairment:
Commercial and industrial	423	429
Commercial real estate	39	91
Consumer	118	120

Cash-basis interest income recognized
Commercial and industrial	415	437
Commercial real estate	39	91
Consumer	122	123

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2022 and 2021 (dollars in thousands):

December 31, 2022	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—

Commercial real estate	—	—

Consumer:
Residential mortgage	78	—
	78	—
Total	$78	$—

December 31, 2021	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—

Commercial real estate:
Residential improved	5	—
Commercial improved	—	—
	5	—
Consumer:
Residential mortgage	86	—
	86	—
Total	$91	$—

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2022 by class of loans (dollars in thousands):

December 31, 2022	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$441,716	$441,716

Commercial real estate:
Residential developed	—	—	—	7,234	7,234
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	36,270	36,270
Commercial development	—	—	—	103	103
Residential improved	—	—	—	112,791	112,791
Commercial improved	71	—	71	259,210	259,281
Manufacturing and industrial	—	—	—	121,924	121,924
	71	—	71	537,532	537,603
Consumer:
Residential mortgage	—	77	77	139,071	139,148
Unsecured	—	—	—	121	121
Home equity	24	—	24	56,297	56,321
Other secured	—	—	—	2,839	2,839
	24	77	101	198,328	198,429
Total	$95	$77	$172	$1,177,576	$1,177,748

The following table presents the aging of the recorded investment in past due loans as of December 31, 2021 by class of loans (dollars in thousands):

December 31, 2021	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$39	$1	$40	$420,217	$420,257

Commercial real estate:
Residential developed	—	—	—	4,862	4,862
Unsecured to residential developers	—	—	—	5,000	5,000
Vacant and unimproved	—	—	—	36,240	36,240
Commercial development	—	—	—	171	171
Residential improved	—	5	5	100,072	100,077
Commercial improved	—	—	—	259,039	259,039
Manufacturing and industrial	—	—	—	110,712	110,712
	—	5	5	516,096	516,101
Consumer:
Residential mortgage	—	84	84	117,716	117,800
Unsecured	—	—	—	210	210
Home equity	—	—	—	51,269	51,269
Other secured	—	—	—	3,356	3,356
	—	84	84	172,551	172,635
Total	$39	$90	$129	$1,108,864	$1,108,993

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 3 – LOANS (Continued)

The Company had allocated $295,000 and $565,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2022 and 2021, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding TDRs as of December 31, 2022 and 2021 (dollars in thousands):

	2022		2021
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	4	$3,604	4	$3,375
Commercial real estate	3	517	6	1,127
Consumer	32	2,886	44	3,024
	39	$7,007	54	$7,526

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing TDRs as of December 31, 2022 and 2021. The table presents the amount of accruing TDRs that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	3,728	4,553
Accruing TDR - upgraded to accruing after six consecutive payments	3,279	2,968
	$7,007	$7,521

The following tables present information regarding troubled debt restructurings executed during the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022			2021
	Number of Loans	Pre-TDR Balance	Writedown Upon TDR	Number of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer	3	449	—	—	—	—
	3	$449	$—	—	$—	$—

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

Payment defaults on TDRs have been minimal and during the twelve months ended December 31, 2022 and 2021 the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 3 – LOANS (Continued)

At year end, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

December 31, 2022	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,040	$21,451	$175,762	$220,987	$8,309	$167	$—	$—	$441,716

Commercial real estate:
Residential developed	—	—	—	7,234	—	—	—	—	7,234
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	1,231	18,406	16,633	—	—	—	—	36,270
Commercial development	—	—	103	—	—	—	—	—	103
Residential improved	—	—	25,585	87,176	30	—	—	—	112,791
Commercial improved	—	17,802	83,769	151,641	5,762	307	—	—	259,281
Manufacturing & industrial	—	11,422	32,977	73,566	1,646	2,313	—	—	121,924
	$15,040	$51,906	$336,602	$557,237	$15,747	$2,787	$—	$—	$979,319

December 31, 2021	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$56,979	$19,300	$110,877	$227,087	$2,700	$3,314	$—	$—	$420,257

Commercial real estate:
Residential developed	—	—	—	4,862	—	—	—	—	4,862
Unsecured to residential developers	—	—	—	5,000	—	—	—	—	5,000
Vacant and unimproved	—	1,763	13,492	20,985	—	—	—	—	36,240
Commercial development	—	—	171	—	—	—	—	—	171
Residential improved	—	—	24,450	75,503	119	—	5	—	100,077
Commercial improved	—	15,115	71,211	165,268	7,127	318	—	—	259,039
Manufacturing & industrial	—	—	41,757	65,601	3,354	—	—	—	110,712
	$56,979	$36,178	$261,958	$564,306	$13,300	$3,632	$5	$—	$936,358

Commercial loans rated a 6, 7 or 8 per the Company’s internal risk rating system are considered substandard, doubtful or loss, respectively.

Commercial loans classified as substandard or worse were as follows at year-end (dollars in thousands):

	2022	2021
Not classified as impaired	$2,422	$233
Classified as impaired	365	3,404
Total commercial loans classified substandard or worse	$2,787	$3,637

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in consumer loans based on payment activity as of December 31, 2022 and 2021 (dollars in thousands):

December 31, 2022	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$139,071	$121	$56,321	$2,839
Nonperforming	77	—	—	—
Total	$139,148	$121	$56,321	$2,839

December 31, 2021	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$117,716	$210	$51,269	$3,356
Nonperforming	84	—	—	—
Total	$117,800	$210	$51,269	$3,356

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	2022	2021
Beginning balance	$2,369	$2,731
Additions, transfers from loans	—	—
Proceeds from sales of other real estate owned and repossessed assets	(47)	(170)
Valuation allowance reversal upon sale	(26)	(172)
Gain (loss) on sales of other real estate owned and repossessed assets	47	(20)
	2,343	2,369
Less: valuation allowance	—	(26)
Ending balance	$2,343	$2,343

Activity in the valuation allowance was as follows (dollars in thousands):

	2022	2021
Beginning balance	$26	$194
Additions charged to expense	—	4
Reversals upon sale	(26)	(172)
Ending balance	$—	$26

At December 31, 2022, the balance of other real estate owned included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2022, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $0. On January 30, 2023, the Company sold the remaining real estate owned property at a small gain, bringing the balance of other real estate owned to $0.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 5 – FAIR VALUE (Continued)

Interest Rate Swaps: For interest rate swap agreements, we measure fair value utilizing pricing provided by a third-party pricing source that that uses market observable inputs, such as forecasted yield curves, and other observable inputs and accordingly, interest rate swap agreements are classified as Level 2.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Available for sale securities
U.S. Treasury and federal agency securities	$224,634	$—	$224,634	$—
U.S. Agency MBS and CMOs	113,818	—	113,818	—
Tax-exempt state and municipal bonds	36,710	—	36,710	—
Taxable state and municipal bonds	112,171	—	112,171	—
Corporate bonds and other debt securities	11,924	—	11,924	—
Other equity securities	1,304	—	1,304	—
Loans held for sale	215	—	215	—
Interest rate swaps	6,463	—	6,463	—
Total assets measured at fair value on recurring basis	$507,239	$—	$507,239	$—

Interest rate swaps	(6,463)	—	(6,463)	—
Total liabilities measured at fair value on recurring basis	$(6,463)	$—	$(6,463)	$—

December 31, 2021
Available for sale securities
U.S. Treasury and federal agency securities	$206,845	$—	$206,845	$—
U.S. Agency MBS and CMOs	86,797	—	86,797	—
Tax-exempt state and municipal bonds	37,556	—	37,556	—
Taxable state and municipal bonds	79,561	—	79,561	—
Corporate bonds and other debt securities	5,304	—	5,304	—
Other equity securities	1,470	—	1,470	—
Loans held for sale	1,407	—	1,407	—
Interest rate swaps	3,277	—	3,277	—
Total assets measured at fair value on recurring basis	$422,217	$—	$422,217	$—

Interest rate swaps	(3,277)	—	(3,277)	—
Total liabilities measured at fair value on recurring basis	$(3,277)	$—	$(3,277)	$—

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Impaired loans	$328	$—	$—	$328

December 31, 2021
Impaired loans	$2,903	$—	$—	$2,903

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at year end (dollars in thousands).

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2022
Impaired loans	$328	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2021
Impaired loans	$2,903	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at year end (dollars in thousands).

		2022		2021
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$51,215	$51,215	$23,669	$23,669
Federal funds sold and other short-term investments	Level 1	703,955	703,955	1,128,119	1,128,119
Securities held to maturity - U.S. Treasury	Level 2	251,307	237,630	—	—
Securities held to maturity - tax-exempt and muni	Level 3	97,458	95,020	137,003	139,272
FHLB stock	Level 3	10,211	10,211	11,558	11,558
Loans, net	Level 2	1,162,135	1,131,387	1,090,201	1,106,324
Bank owned life insurance	Level 3	53,345	53,345	52,468	52,468
Accrued interest receivable	Level 2	7,606	7,606	4,088	4,088

Financial liabilities
Deposits	Level 2	(2,615,142)	(2,615,860)	(2,577,958)	(2,577,885)
Other borrowed funds	Level 2	(30,000)	(28,666)	(85,000)	(86,322)
Accrued interest payable	Level 2	(114)	(114)	(72)	(72)

Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

The estimated fair values of financial instruments disclosed above as of December 31, 2022 and 2021 follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity and marketability factors.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

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

The fair value of derivative instruments as of December 31, 2022 and 2021 are reflected in the following table (dollars in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
December 31, 2022
Derivative assets
Interest rate swaps	$62,661	Other Assets	$6,463

Derivative liabilities
Interest rate swaps	62,661	Other Liabilities	6,463

	Notional Amount	Balance Sheet Location	Fair Value
December 31, 2021
Derivative assets
Interest rate swaps	$70,356	Other Assets	$3,277

Derivative liabilities
Interest rate swaps	70,356	Other Liabilities	3,277
The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $6.5 million and $3.3 million as of December 31, 2022 and 2021, respectively. The Bank has a master netting arrangement with the correspondent bank and has the right to offset, however it has elected to present the assets and liabilities gross. The Bank is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position. The Bank’s derivative liability with the correspondent bank was $0 and $1.0 milllion at December 31, 2022 and 2021, respectively. Securities pledged as collateral totaling $1.7 million and $3.0 million was provided to the counterparty correspondent bank as of December 31, 2022 and 2021, respectively.
Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $62.7 million as of December 31, 2022 and $70.4 million at December 31, 2021. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

NOTE 7 – PREMISES AND EQUIPMENT – NET

Year-end premises and equipment were as follows (dollars in thousands):

	2022	2021
Land	$15,861	$15,861
Building	44,879	44,701
Leasehold improvements	248	253
Furniture and equipment	18,055	21,732
Construction in progress	50	—
	79,093	82,547
Less accumulated depreciation	(38,787)	(40,774)
	$40,306	$41,773

Depreciation expense was $2.3 million and $2.5 million for 2022 and 2021, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 8 – LEASES

The Company enters into leases in the normal course of business.  As of December 31, 2022, the Company operated four offices for which the land and buildings are leased.  All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from March 2023 through January 2026, some of which include extension options.  The weighted average remaining life of the lease term for these leases was 2 years as of December 31, 2022.  As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company’s Consolidated Balance Sheets.

Leases are classified as either operating or finance leases at the lease commencement date, and as previously noted, all of the Company’s leases have been determined to be operating leases.  Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term.  Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company uses its incremental borrowing rate, on a collateralized basis, at lease commencement to calculate the present value of lease payments when the rate implicit in the lease is not known.  The weighted average discount rate for leases was 0.58% as of December 31, 2022.

The right-of-use assets and lease liabilities were $625,000 and $627,000, respectively, as of December 31, 2022, and were $866,000 and $861,000, respectively at December 31, 2021. Right-of-use assets are included in other assets and lease liabilities are included in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Total operating lease expense charged to operations under all operating lease agreements was $451,000 in 2022 and $431,000 in 2021.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2022 are as follows (dollars in thousands):

2023	$360
2024	155
2025	114
2026	—
2027	—
Thereafter	—
Total undiscounted lease payments	629
Less effect of discounting	(2)
Present value of estimated lease payments (lease liability)	$627

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 9 – DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2022	2021
Noninterest-bearing demand	$834,879	$886,115
Interest bearing demand	760,889	736,573
Savings and money market accounts	922,418	865,528
Certificates of deposit	96,956	89,742
	$2,615,142	$2,577,958

The following table depicts the maturity distribution of certificates of deposit at December 31, 2022 (dollars in thousands):

2023	$59,326
2024	35,756
2025	1,067
2026	489
2027	259
Thereafter	59
$96,956

Time deposits that exceed the FDIC insurance limit of $250,000 at December 31, 2022 and 2021 were approximately $29.7 million and $28.2 million, respectively.

NOTE 10 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2022
Single maturity fixed rate advances	$10,000	February 2024	2.63%
Putable advances	20,000	November 2024	1.81%
	$30,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2021
Single maturity fixed rate advances	$30,000	May 2023 to July 2024	2.87%
Putable advances	55,000	November 2024 to July 2031	0.74%
	$85,000

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.  Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  Advances were collateralized by residential and commercial real estate loans totaling $446.1 million and $361.9 million under a blanket lien arrangement at December 31, 2022 and 2021, respectively.  The remaining $20.0 million putable advance at December 31, 2022 had a one time put option on November 13, 2020.  The FHLB did not exercise this option.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 10 - OTHER BORROWED FUNDS (Continued)
Scheduled repayments of FHLB advances as of December 31, 2022 were as follows (in thousands):

2023	$—
2024	30,000
2025	—
2026	—
2027	—
Thereafter	—
$30,000

On January 21, 2022, the FHLB exercised its option to put an advance totaling $25.0 million to the Company.  This advance carried an interest rate of 0.01% and had a maturity date of July 21, 2031 .  The Company paid off this advance as required on January 21, 2022. On January 21, 2022, the Company executed a new $25.0 million advance with the FHLB with similar terms.  This advance carried an interest rate of 0.05% and a maturity date of January 21, 2032.  The first put date for this advance was April 21, 2022.  The FHLB exercised its put option on this advance and it was paid off by the Company as required on April 21, 2022.  on May 27, 2022, the FHLB exercised its put option on a $10.0 million advance that carried an interest rate of 0.45% and the Company paid the advance off as required on May 27, 2022.  In addition, on May 27, 2022, the Company prepaid $20.0 million in FHLB advances, with interest rates ranging from 2.91% to 3.05%.  Prepayment fees of $87,000 were incurred and are included in interest expense.

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at December 31, 2022 and 2021, and the Company had approximately $5.5 million and $4.0 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $5.8 million and $4.4 million at December 31, 2022 and 2021, respectively.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2022	2021
Beginning balance	$25,779	$26,815
New loans and renewals	14,535	9,450
Repayments and renewals	(14,407)	(10,486)
Effect of changes in related parties	—	—
Ending balance	$25,907	$25,779

Deposits from principal officers, directors, and affiliates at December 31, 2022 and 2021 were $153.3 million and $205.4 million, respectively.  The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations.

During 2015, the Bank entered into a back-to-back swap agreement (see Note 1 – Derivatives) with a company affiliated with one of the Company’s directors.  The total notional amount of the agreement was $10.7 million and $12.0 million at December 31, 2022 and 2021, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 13 – STOCK-BASED COMPENSATION

On May 5, 2015, the Company’s shareholders approved the Macatawa Bank Corporation Stock Incentive Plan of 2015 (the 2015 Plan).  The 2015 Plan provides for grant of up to 1,500,000 shares of Macatawa common stock in the form of stock options or restricted stock awards to employees and directors. There were 973,550 shares under the “2015 Plan” available for future issuance as of December 31, 2022.  The Company issues new shares under the 2015 Plan from its authorized but unissued shares.

Restricted Stock Awards

Restricted stock awards have vesting periods of three years with vesting at the rate of one-third each year. Restricted stock awards have no other performance conditions required for vesting.  A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

Nonvested Stock Awards	Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2021	183,551	$8.63	$2,024,568
Granted	67,603	11.18	745,661
Vested	(83,220)	8.80	(917,917)
Forfeited	(9,847)	8.80	(108,612)
Outstanding at December 31, 2022	158,087	$9.62	$1,743,700

Compensation cost related to restricted stock awards totaled $703,000 and $684,000 for 2022 and 2021, respectively.

As of December 31, 2022, there was $1.4 million of total remaining unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans.  The cost is expected to be recognized over a weighted-average period of 1.42 years.  The total grant date fair value of restricted stock awards vested during 2022 was $732,000. The total grant date fair value of restricted stock awards vested during 2021 was $660,000.

NOTE 14 – EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  Beginning January 1, 2013, the Company’s contribution was set using a matching formula of 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company suspended its matching contributions in the second quarter of 2020 and resumed contributions in the third quarter of 2020.  For 2021, the Company reduced its matching formula to 100% of the first 2% of employee contributions.  For 2022, the Company has reimplemented its normal matching formula of 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company’s contributions were approximately $755,000 and $412,000 for 2022 and 2021, respectively.

NOTE 15 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands, except per share data):

	2022	2021
Net income	$34,731	$29,014

Weighted average shares outstanding, including participating stock awards - Basic	34,259,604	34,202,179

Dilutive potential common shares:
Stock options	—	—
Weighted average shares outstanding - Diluted	34,259,604	34,202,179
Basic earnings per common share	$1.01	$0.85
Diluted earnings per common share	$1.01	$0.85

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 16 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	2022	2021
Current	$7,567	$5,615
Deferred	766	1,095
	$8,333	$6,710

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2022	2021
Statutory rate	21%	21%
Statutory rate applied to income before taxes	$9,044	$7,502
Adjust for:
Tax-exempt interest income	(589)	(642)
Bank-owned life insurance	(184)	(217)
Other, net	62	67
	$8,333	$6,710

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

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2022	2021
Deferred tax assets
Allowance for loan losses	$3,210	$3,337
Net deferred loan fees	—	275
Nonaccrual loan interest	12	57
Valuation allowance on other real estate owned and property held for sale	—	6
Unrealized loss on securities available for sale	8,394	79
Other	257	311
Gross deferred tax assets	11,873	4,065
Valuation allowance	—	—
Total net deferred tax assets	11,873	4,065

Deferred tax liabilities
Depreciation	$(1,098)	$(1,199)
Prepaid expenses	(309)	(288)
Net deferred loan costs	(21)	—
Other	(733)	(415)
Gross deferred tax liabilities	(2,161)	(1,902)
Net deferred tax asset	$9,712	$2,163

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 16 - FEDERAL INCOME TAXES (Continued)

There were no unrecognized tax benefits at December 31, 2022 and 2021 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2019.

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

A summary of the contractual amounts of financial instruments with off-balance-sheet risk was as follows at year-end (dollars in thousands):

	2022	2021
Commitments to extend credit	$77,384	$128,648
Letters of credit	13,455	10,141
Unused lines of credit	745,674	677,902

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was $0 and approximately $1.3 million at December 31, 2022 and 2021, respectively.

The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline.  These commitments were $0 and approximately $9.5 million at December 31, 2022 and 2021, respectively.

At year-end 2022 approximately 72.0% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to SOFR and the prime rate and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to SOFR and the prime rate.

NOTE 18 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  As of December 31, 2022, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 19 – SHAREHOLDERS’ EQUITY

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

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
CET1 capital (to risk weighted assets)
Consolidated	$278,615	16.9%	$74,003	4.5%	$115,116	7.0%	N/A	N/A
Bank	270,274	16.4	73,992	4.5	115,098	7.0	$106,877	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	278,615	16.9	98,670	6.0	139,783	8.5	N/A	N/A
Bank	270,274	16.4	98,655	6.0	139,762	8.5	131,540	8.0
Total capital (to risk weighted assets)
Consolidated	293,900	17.9	131,561	8.0	172,673	10.5	N/A	N/A
Bank	285,559	17.4	131,540	8.0	172,647	10.5	164,426	10.0
Tier 1 capital (to average assets)
Consolidated	278,615	9.7	114,589	4.0	N/A	N/A	N/A	N/A
Bank	270,274	9.4	114,582	4.0	N/A	N/A	143,227	5.0

December 31, 2021
CET1 capital (to risk weighted assets)
Consolidated	$254,302	17.2%	$66,381	4.5%	$103,259	7.0%	N/A	N/A
Bank	246,239	16.7	66,370	4.5	103,242	7.0	$95,867	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	254,302	17.2	88,508	6.0	125,386	8.5	N/A	N/A
Bank	246,239	16.7	88,493	6.0	125,365	8.5	117,991	8.0
Total capital (to risk weighted assets)
Consolidated	270,191	18.3	118,011	8.0	154,889	10.5	N/A	N/A
Bank	262,128	17.8	117,991	8.0	154,863	10.5	147,488	10.0
Tier 1 capital (to average assets)
Consolidated	254,302	8.7	116,664	4.0	N/A	N/A	N/A	N/A
Bank	246,239	8.4	116,654	4.0	N/A	N/A	145,818	5.0

The Bank was categorized as “well capitalized” at December 31, 2022 and 2021.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 20 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2022	2021
ASSETS
Cash and cash equivalents	$8,092	$7,831
Investment in Bank subsidiary	238,697	245,942
Investment in other subsidiaries	—	—
Other assets	249	249
Total assets	$247,038	$254,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	—	—
Other liabilities	—	17
Total liabilities	$—	17
Total shareholders’ equity	247,038	254,005
Total liabilities and shareholders’ equity	$247,038	$254,022

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2022	2021
INCOME
Dividends from subsidiaries	$11,913	$33,118
Other	—	—
Total income	11,913	33,118
EXPENSE
Interest expense	—	319
Other expense	801	822
Total expense	801	1,141
Income before income tax and equity in undistributed earnings of subsidiaries	11,112	31,977
Equity in undistributed earnings of subsidiaries	23,445	(3,211)
Income before income tax	34,557	28,766
Income tax benefit	(174)	(248)
Net income	$34,731	$29,014
Comprehensive income	$3,452	$24,503

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 20 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2022	2021
Cash flows from operating activities
Net income	$34,731	$29,014
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(23,445)	3,211
Stock compensation expense	114	89
Change in other assets	—	(41)
Change in other liabilities	(17)	(135)
Net cash from operating activities	11,383	32,138
Cash flows from investing activities
Investment in subsidiaries	—	—
Net cash from investing activities	—	—
Cash flows from financing activities
Repayment of other borrowings	—	(20,000)
Cash dividends paid	(10,915)	(10,895)
Repurchases of shares	(207)	(130)
Net cash from financing activities	(11,122)	(31,025)
Net change in cash and cash equivalents	261	1,113
Cash and cash equivalents at beginning of year	7,831	6,718
Cash and cash equivalents at end of year	$8,092	$7,831

NOTE 21 – QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)

					Earnings Per Common Share
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income	Basic	Diluted
2022
First quarter	$13,143	$12,665	$(1,500)	$6,000	$0.18	$0.18
Second quarter	15,435	14,843	—	6,568	0.19	0.19
Third quarter	20,875	19,771	—	10,045	0.29	0.29
Fourth quarter	25,454	22,867	375	12,118	0.35	0.35

2021
First quarter	$15,274	$14,490	$—	$7,778	$0.23	$0.23
Second quarter	15,184	14,457	(750)	7,818	0.23	0.23
Third quarter	14,842	14,296	(550)	7,202	0.21	0.21
Fourth quarter	13,334	12,826	(750)	6,216	0.18	0.18

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2022.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.  Our management, including our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures, have concluded that, as of December 31, 2022, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission's rules and forms.

(b)	Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022 based on those criteria.

BDO USA, LLP, an independent registered public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2022, as stated in their report below.

(d)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Macatawa Bank Corporation
Holland, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Macatawa Bank Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years then ended, and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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
February 16, 2023

ITEM 9B:	Other Information.

None.
PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings "The Board of Directors – General, – Qualifications and Biographical Information, and – Board Committees – Audit Committee," "Executive Officers," "Delinquent Section 16(a) Reports," "Corporate Governance – Code of Ethics" and "Shareholder Proposals" in our definitive Proxy Statement relating to our May 02, 2023 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 11:	Executive Compensation.

Information under the heading "Executive Compensation" in our definitive Proxy Statement relating to our May 02, 2023 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading "Ownership of Macatawa Stock" in our definitive Proxy Statement relating to our May 02, 2023 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2022.  The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	0	N/A	973,550
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	973,550

(1)
Consists of the Macatawa Bank Corporation Stock Incentive Plan of 2015.  The number of shares reflected in column (c) above with respect to the Macatawa Bank Corporation Stock Compensation Plan of 2015 (973,550 shares) represents shares that may be issued other than upon the exercise of an outstanding option, warrant or right.  This plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings "Transactions with Related Persons" and "The Board of Directors – Board Committees" in our definitive Proxy Statement relating to our May 02, 2023 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

Information under the headings "Independent Auditors – Fees and – Audit Committee Approval Policies" in our definitive Proxy Statement relating to our May 02, 2023 Annual Meeting of Shareholders is here incorporated by reference.

PART IV
ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021 Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
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
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 16, 2023.

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

Signature

*/s/ Richard L. Postma	February 16, 2023
Richard L. Postma, Chairman of the Board

/s/ Ronald L. Haan	February 16, 2023
Ronald L. Haan, Chief Executive Officer

*/s/ Douglas B. Padnos	February 16, 2023
Douglas B. Padnos, Director

*/s/ Michael K. Le Roy	February 16, 2023
Michael K. Le Roy, Director

*/s/ Charles A. Geenen	February 16, 2023
Charles A. Geenen, Director

*/s/ Birgit M. Klohs	February 16, 2023
Birgit M. Klohs, Director

*/s/ Robert L. Herr	February 16, 2023
Robert L. Herr, Director

*/s/ Nicole S. Dandridge	February 16, 2023
Nicole S. Dandridge, Director

*/s/ Thomas P. Rosenbach	February 16, 2023
Thomas P. Rosenbach, Director

*By:	/s/ Jon W. Swets
Jon W. Swets Attorney-in-Fact