Form 10-Q
period 2023-03-31
MACATAWA BANK CORP
filed 2023-04-27
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,292,294 shares of the Company’s Common Stock (no par value) were outstanding as of April 27, 2023.

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, those related to future levels of earning assets, future composition of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future interest rate levels, future net interest margin levels, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, loan demand and loan growth, future amounts of unrecognized tax benefits, the future level of other revenue sources and future amounts of unrealized gains or losses in our investment securities portfolio. Management’s determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, respond to a changing interest rate environment, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets, interest rates and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	53

	Item 4.
	Controls and Procedures	54

Part II.	Other Information:

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	55

	Item 6.
	Exhibits	55

Signatures		56

Index
Part I	Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2023 (unaudited) and December 31, 2022
(Dollars in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$29,402	$51,215
Federal funds sold and other short-term investments	391,336	703,955
Cash and cash equivalents	420,738	755,170
Debt securities available for sale, at fair value	525,959	499,257
Debt securities held to maturity (fair value 2023 - $335,559 and 2022 - $332,650)	348,387	348,765
Federal Home Loan Bank (FHLB) stock	10,211	10,211
Loans held for sale, at fair value	87	215
Total loans	1,220,939	1,177,748
Allowance for credit losses	(16,794)	(15,285)
Net loans	1,204,145	1,162,463
Premises and equipment – net	40,249	40,306
Accrued interest receivable	8,782	7,606
Bank-owned life insurance	53,557	53,345
Other real estate owned - net	—	2,343
Net deferred tax asset	8,471	9,712
Other assets	16,567	17,526
Total assets	$2,637,153	$2,906,919
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$690,444	$834,879
Interest-bearing	1,640,451	1,780,263
Total deposits	2,330,895	2,615,142
Other borrowed funds	30,000	30,000
Accrued expenses and other liabilities	15,690	14,739
Total liabilities	2,376,585	2,659,881
Commitments and contingent liabilities	—	—
Shareholders’ equity
Common stock, no par value, 200,000,000 shares authorized; 34,292,294 and 34,298,640 shares issued and outstanding at March 31, 2023 and December 31, 2022	219,733	219,578
Retained earnings	67,092	59,036
Accumulated other comprehensive loss	(26,257)	(31,576)
Total shareholders’ equity	260,568	247,038
Total liabilities and shareholders’ equity	$2,637,153	$2,906,919

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three month periods ended March 31, 2023 and 2022
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest income
Loans, including fees	$15,660	$10,397
Securities
Taxable	4,481	1,434
Tax-exempt	698	732
FHLB Stock	65	51
Federal funds sold and other short-term investments	6,362	529
Total interest income	27,266	13,143
Interest expense
Deposits	4,494	158
Other borrowings	156	320
Total interest expense	4,650	478
Net interest income	22,616	12,665
Provision for credit losses	—	(1,500)
Net interest income after provision for credit losses	22,616	14,165
Noninterest income
Service charges and fees	994	1,211
Net gains on mortgage loans	11	308
Trust fees	1,033	1,088
ATM and debit card fees	1,662	1,599
Bank owned life insurance (“BOLI”) income	199	240
Other	629	519
Total noninterest income	4,528	4,965
Noninterest expense
Salaries and benefits	6,698	6,289
Occupancy of premises	1,137	1,172
Furniture and equipment	1,031	1,016
Legal and professional	348	194
Marketing and promotion	219	195
Data processing	955	884
FDIC assessment	330	180
Interchange and other card expense	384	373
Bond and D&O Insurance	122	130
Other	941	1,306
Total noninterest expenses	12,165	11,739
Income before income tax	14,979	7,391
Income tax expense	2,975	1,391
Net income	$12,004	$6,000
Basic earnings per common share	$0.35	$0.18
Diluted earnings per common share	$0.35	$0.18
Cash dividends per common share	$0.08	$0.08

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three month periods ended March 31, 2023 and 2022
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net income	$12,004	$6,000
Other comprehensive income (loss):
Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	6,738	(15,119)
Net unrealized gain at time of transfer on securities transferred to held-to-maturity	—	113
Amortization of net unrealized gains on securities transferred to held-to-maturity	(5)	(6)
Tax effect	(1,414)	3,153
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	5,319	(11,859)
Less: reclassification adjustments:
Reclassification for gains included in net income	—	—
Tax effect	—	—
Reclassification for gains included in net income, net of tax	—	—
Other comprehensive income (loss), net of tax	5,319	(11,859)
Comprehensive income (loss)	$17,323	$(5,859)

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three month periods ended March 31, 2023 and 2022
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2022	$219,082	$35,220	$(297)	$254,005
Net income for the three months ended March 31, 2022	—	6,000	—	6,000
Cash dividends at $0.08 per share	—	(2,728)	—	(2,728)
Repurchase of 1,338 shares for taxes withheld on vested restricted stock	(13)	—	—	(13)
Other comprehensive loss, net of tax	—	—	(11,859)	(11,859)
Stock compensation expense	197	—	—	197
Balance, March 31, 2022	$219,266	$38,492	$(12,156)	$245,602

Balance, January 1, 2023	$219,578	$59,036	$(31,576)	$247,038
Adoption of ASU 2016-13, net of tax	—	(1,215)	—	(1,215)
Net income for the three months ended March 31, 2023	—	12,004	—	12,004
Cash dividends at $0.08 per share	—	(2,733)	—	(2,733)
Repurchase of 1,338 shares for taxes withheld on vested restricted stock	(15)	—	—	(15)
Other comprehensive income, net of tax	—	—	5,319	5,319
Stock compensation expense	170	—	—	170
Balance, March 31, 2023	$219,733	$67,092	$(26,257)	$260,568

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three month periods ended March 31, 2023 and 2022
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flows from operating activities
Net income	$12,004	$6,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	160	737
Stock compensation expense	170	197
Provision for credit losses	—	(1,500)
Origination of loans for sale	(179)	(10,148)
Proceeds from sales of loans originated for sale	318	11,008
Net gains on mortgage loans	(11)	(308)
Net gain on sales of other real estate	(356)	—
Deferred income tax expense	150	456
Earnings in bank-owned life insurance	(199)	(240)
Change in accrued interest receivable and other assets	(217)	504
Change in accrued expenses and other liabilities	889	(551)
Net cash from operating activities	12,729	6,155
Cash flows from investing activities
Loan originations and payments, net	(43,158)	7,318
Purchases of securities available for sale	(24,072)	(72,557)
Purchases of securities held to maturity	(3,966)	(28,120)
Proceeds from:
Maturities and calls of securities available for sale	1,626	5,187
Maturities and calls of securities held to maturity	1,126	31,238
Principal paydowns on securities available for sale	2,878	4,554
Principal paydowns on securities held to maturity	3,197	2,667
Sales of other real estate	2,699	—
Redemption of FHLB stock	—	1,347
Additions to premises and equipment	(496)	(235)
Net cash from investing activities	(60,166)	(48,601)
Cash flows from financing activities
Change in deposits	(284,247)	4,339
Repayments and maturities of other borrowed funds	—	(25,000)
Proceeds from other borrowed funds	—	25,000
Repurchase of shares for taxes withheld on vested restricted stock	(15)	(13)
Cash dividends paid	(2,733)	(2,728)
Net cash from financing activities	(286,995)	1,598
Net change in cash and cash equivalents	(334,432)	(40,848)
Cash and cash equivalents at beginning of period	755,170	1,151,788
Cash and cash equivalents at end of period	$420,738	$1,110,940

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three month periods ended March 31, 2023 and 2022
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Supplemental cash flow information
Interest paid	$4,307	$481
Supplemental noncash disclosures:
Security settlement	—	5,747
Transfer of securities from available for sale to held to maturity	—	123,469

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

Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank operates 26 full service branch offices providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan.

Recent Events:   In early March 2023, over the course of five days, three large financial institutions in the United States failed.  Silvergate Bank self liquidated and Silicon Valley Bank and Signature Bank were both closed by the FDIC. These bank failures were driven by rapid withdrawals by depositors with large uninsured balances held at these institutions and losses incurred by these banks in liquidating their bond portfolios to provide liquidity to fund these deposit outflows.   Silvergate Bank’s failure was also caused by its exposure to FTX and Alameda cryptocurrency firm failures.   The FDIC determined that Silicon Valley Bank and Signature Bank were systemically important and fully guaranteed their depositor balances above the $250,000 FDIC insurance limit.  Given the sharp increase in market interest rates during 2022 and into 2023, most financial institutions’ bond portfolios have significant unrealized loss positions.  In response to this, the Federal Reserve Bank (“FRB”) created a new borrowing facility called the Bank Term Funding Program.  This program allows a bank to borrow against its investment portfolio, at par value, with no reduction for unrealized losses.  The term is for one year and interest rate is fixed at the time the advance is taken and there is no prepayment penalty.  Allowable investments for pledge are those the FRB can own.  This would include all of the Company’s investment securities except municipal securities and corporate bonds.  At March 31, 2023, the Company had no advances under this program and had $642.2 million in unused borrowing capacity under this program.  The program expires on March 11, 2024.

At March 31, 2023, the Company had $391.3 million in federal funds sold and overnight balances and had borrowing capacity of $951 million, including $242.3 million in unused availability with the Federal Home Loan Bank (“FHLB”), $65.0 million in available fed funds facilities with correspondent banks, $1.5 million in availability at the FRB Discount Window and the $642.2 million in the FRB  Bank Term Funding Program discussed above.  At March 31, 2023, these liquidity sources exceeded the amount of the Company’s uninsured deposit balances.

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

Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for credit losses and fair values of financial instruments are particularly subject to change.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
FASB issued ASU No. 2016-13, as amended, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU, commonly referred to as Current Expected Credit Loss (“CECL”), provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. FASB also issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  This standard eliminated the previous accounting guidance for troubled debt restructurings and added additional disclosure requirements for gross chargeoffs by year of origination.  It also prescribes guidance for reporting modifications of loans to borrowers experiencing financial difficulty.

The Company adopted these standards as required on January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss accounting standards.  The transition adjustment of the CECL adoption included an increase in the allowance for loans of $1.5 million and an increase of $62,000 to establish a reserve for unfunded commitments, with a $1.2 million decrease to retained earnings, with the $323,000 income tax portion being recorded as part of the deferred tax asset in the Company’s Consolidated Balance Sheet.

Allowance for Credit Losses (“ACL”) - Loans: The allowance for credit losses (allowance) is a valuation account that is deducted from the loan portfolios’ amortized cost basis to present the net amount expected to be collected on loans.  The allowance is increased by the provision for credit losses and recoveries, and decreased by charge-offs of loans. Management believes the allowance balance to be adequate based on known and inherent risks in the portfolio, past loan loss experience, information about specific borrower situations and estimated collateral values, current and forecasted economic conditions and other relevant factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Management continues its collection efforts on previously charged-off balances and applies recoveries as additions to the allowance for loan losses.

The allowance is measured on a collective pool basis when similar risk characteristics exist.  Loans with similar risk characteristics are grouped into homogeneous segments, or pools, for allowance calculation.  Commercial loans are divided into eight segments based primarily on property type and risk characteristics.  They are further segmented based on commercial loan risk grade. Retail loans are segmented into categories including residential mortgage, home equity, unsecured and other secured and then further segmented based on delinquency status.

The Company’s loan portfolio classes as of March 31, 2023 were as follows:

Commercial Loans:

Commercial and Industrial - Risks to this category include industry concentration and limitations associated with monitoring the adequacy and condition of collateral which can include inventory, accounts receivable, and other non-real estate assets.  Equipment and inventory obsolescence can also pose a risk.  Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

Residential developed - Risks to this category include industry concentration, valuation of residential properties, inventory of homes for sale in the market area, inadequate long-term financing arrangements and velocity of sales.   Loans in this category are susceptible to weakening general economic conditions and increases in unemployment rates as well as market demand and supply of similar property.   Declines in real estate values and lack of suitable alternative use for the properties are also risks for loans in this category.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unsecured to residential developers - Risks to this category include industry concentration, valuation of residential properties, inventory of homes for sale in the market area and velocity of sales.   Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

Vacant and unimproved - Risks to this category include industry concentration, valuation of farm land, agricultural properties and residential properties as well as velocity of sales.   Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.  Declines in real estate values and lack of suitable alternative use for the properties are also risks for loans in this category.

Commercial development - Risks to this category include industry concentration, valuation of commercial properties, lease terms, occupancy/vacancy rates and velocity of sales.   Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.  Declines in real estate values and lack of suitable alternative use for the properties are also risks for loans in this category.

Residential improved - Risks to this category include industry concentration, valuation of residential properties, inventory of homes for sale in the market area and velocity of sales.   Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.  Declines in real estate values and lack of suitable alternative use for the properties are also risks for loans in this category.

Commercial improved - Risks to this category include industry concentration, valuation of commercial properties, lease terms, occupancy/vacancy rates, cost overruns, changes in market demand for property or services and velocity of sales.   Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.  Declines in real estate values and lack of suitable alternative use for the properties are also risks for loans in this category.

Manufacturing and industrial - Risks to this category include industry concentration, valuation of commercial properties,  changes in market demand for products produced and velocity of sales.   Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.  Declines in real estate values and lack of suitable alternative use for the properties are also risks for loans in this category.

Consumer Loans:

Residential mortgage - Residential mortgage loans are susceptible to weakening general economic conditions and increases in unemployment rates and declining real estate values.

Unsecured - Unsecured loans are susceptible to weakening general economic conditions and increases in unemployment rates.

Home equity - Home equity loans are susceptible to weakening general economic conditions and increases in unemployment rates and declining real estate values.

Other secured - Other secured loans are susceptible to weakening general economic conditions and increases in unemployment rates, regulatory risks as well as the inability to monitor collateral consisting of personal property.

The remaining life methodology is used for all loan pools.  This nondiscounted cash flow approach projects an estimated future amortized cost basis based on current loan balance and repayment terms.  Given the bank’s limited loss history over the past twelve years, a loss rate computed for a comparable sized peer group (banks with assets between $1-3 billion) is then applied to future loan balances at the instrument level based on the remaining contractual life adjusted for amortization, prepayment and default to develop a baseline lifetime loss.  The baseline lifetime loss is adjusted for changes in macroeconomic conditions over the reasonable and supportable forecast period and reversion periods.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reasonable and supportable economic forecasts have to be incorporated in determining expected losses.  The forecast period represents the time frame from the current period end through the point in time that the Company can reasonably forecast. Ideally, the economic forecast period would cover the contractual terms of all loans; however, the ability to produce a forecast that is both reasonable and supportable becomes more difficult the longer the period is projected.

For periods beyond the forecast period, the loss rate reverts back to the long term historical loss average.  As of January 1, 2023 and March 31, 2023, the Company used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan segments.  In determining the reasonable and supportable economic forecast period, the Company used a consensus economic forecast from a third-party provider that provided forecasts from twenty five leading economists.  The Company considered the March 2023 report’s consensus/mean estimates for gross domestic product and unemployment rates and selected a loss period for the reasonable and supportable forecast period that most closely matched that consensus (December 2006 to September 2007).  At adoption of CECL on January 1, 2023, the Company considered the December 2022 report for these same metrics and used a loss period from September 2007 to December 2007.  The effect of changing the loss period from that used at January 1, 2023 to March 31, 2023 was a reduction in the historical loss rate used at March 31, 2023.

A number of qualitative factors are considered including economic forecast uncertainty, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, impact of rising interest rates, external factors and other considerations.  During each reporting period, management also considers the need to adjust the baseline lifetime loss rates for factors that may cause expected losses to differ from those experienced in the historical loss periods.

The Company is also required to consider expected credit losses associated with loan commitments over the contractual period in which it is exposed to credit risk on the underlying commitments.  Any allowance for off-balance sheet credit exposures is reported as an other liability on the Company’s Consolidated Balance Sheet and is increased or decreased via other noninterest expense on the Company’s Consolidated Statement of Income.  The calculation includes consideration of the likelihood that funding will occur and forecasted credit losses on commitments expected to be funded over their estimated lives.  The allowance is calculated using the same methodology, inputs and assumptions as the funded portion of loans at the segment level applied to the amount of commitments expected to be funded.

Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the respective term of the loan using the level-yield method without anticipating prepayments.  Accrued interest on loans totaled $3.8 million at March 31, 2023 and $4.0 million at December 31, 2022.

Accrued interest receivable for loans is included as a separate line item on the Company’s Consolidated Balance Sheet.  The Company elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on nonaccrual status.  The Company believes this policy results in the timely reversal of uncollectible interest.

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

Securities: Securities are classified as held to maturity (“HTM”) and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities available for sale (“AFS”) consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors.  Securities classified as AFS are reported at their fair value and the related unrealized gain or loss is reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level yield method without anticipating prepayments.  Gains and losses on sales are based on the amortized cost of the security sold.  Accrued interest receivable on securities totaled $4.5 million at March 31, 2023 and $3.4 million at December 31, 2022.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACL - Securities Available for Sale - For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income with an allowance being established under CECL.  For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors.  In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense.  Losses are charged against the allowance when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes.  At March 31, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to debt securities AFS.  Accrued interest receivable on debt securities was excluded from the estimate of credit losses.
ACL - Securities Held to Maturity - Since the adoption of CECL, the Company measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected.  HTM securities are charged off against the ACL when deemed uncollectible.  Adjustments to the ACL are reported in the Company’s Consolidated Statements of Income in the provision for credit losses.  Accrued interest receivable on HTM securities is excluded from the estimate of credit losses.  With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities.  With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities.  At March 31, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to securities HTM.

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, each of which is carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank. At March 31,2023 and December 31, 2022, the total notional amount of such agreements was $115.1 million and $125.3 million, respectively, and resulted in a derivative asset with a fair value of $5.3 million and $6.5 million, respectively, which were included in other assets and a derivative liability of $5.3 million and $6.5 million, respectively, which were included in other liabilities.

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

Changes in the fair values of these interest rate lock and mortgage backed security and forward commitment derivatives are included in net gains on mortgage loans.  The fair value of interest rate lock commitments was $4,000 at March 31, 2023 and $0 at December 31, 2022.  The net fair value of mortgage backed security derivatives was ($3,000) at March 31, 2023 and $0 at December 31, 2022.

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. As of March 31, 2023 and December 31, 2022, these loans had net unrealized gains of $5,000 and $4,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold with servicing released; therefore no mortgage servicing right assets are established.

Newly Issued Not Yet Effective Standards:  FASB issued ASU 2023-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.  This standard allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits.  This election allows the entity to record writedown of investment to federal income tax expense where income tax credits are recorded.  This also aligns the treatment of other tax equity investments with that allowed for low income housing tax credit investments.  The standard is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within these fiscal years.  The Company already utilizes the proportional amortization method for its investments in low income housing tax credit investments and as it has no other types of investments in tax credit structures, adoption of this standard will not have any immediate impact.

FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements.  This standard requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group.  The standard is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within these fiscal years.  As the Company does not have any such common control leases, adoption of this standard will not have any immediate impact.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Available for Sale
U.S. Treasury and federal agency securities	$255,211	$175	$(13,528)	$241,858
U.S. Agency MBS and CMOs	134,956	81	(12,793)	122,244
Tax-exempt state and municipal bonds	37,142	77	(270)	36,949
Taxable state and municipal bonds	119,862	149	(6,874)	113,137
Corporate bonds and other debt securities	12,112	4	(345)	11,771
	$559,283	$486	$(33,810)	$525,959

Held to Maturity
U.S. Treasury	$251,286	$—	$(11,274)	$240,012
Tax-exempt state and municipal bonds	97,101	552	(2,106)	95,547
	$348,387	$552	$(13,380)	$335,559

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Available for Sale:
U.S. Treasury and federal agency securities	$240,921	$23	$(16,310)	$224,634
U.S. Agency MBS and CMOs	128,165	—	(14,347)	113,818
Tax-exempt state and municipal bonds	37,198	10	(498)	36,710
Taxable state and municipal bonds	120,647	49	(8,525)	112,171
Corporate bonds and other debt securities	12,387	—	(463)	11,924
	$539,318	$82	$(40,143)	$499,257
Held to Maturity
U.S. Treasury	$251,307	$—	$(13,677)	$237,630
Tax-exempt state and municipal bonds	97,458	415	(2,853)	95,020
	$348,765	$415	$(16,530)	$332,650

There were no sales of securities in the three month periods ended March 31, 2023 and 2022.

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

Contractual maturities of debt securities at March 31, 2023 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$58,157	$57,487	$22,431	$22,106
Due from one to five years	272,386	260,375	369,226	352,338
Due from five to ten years	17,844	17,697	34,295	30,814
Due after ten years	—	—	133,331	120,701
	$348,387	$335,559	$559,283	$525,959

Securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$90,278	$(2,249)	$125,775	$(11,279)	$216,053	$(13,528)
U.S. Agency MBS and CMOs	31,574	(1,021)	64,296	(11,772)	95,870	(12,793)
Tax-exempt state and municipal bonds	17,744	(103)	5,541	(167)	23,285	(270)
Taxable state and municipal bonds	41,608	(989)	58,236	(5,885)	99,844	(6,874)
Corporate bonds and other debt securities	7,462	(148)	3,839	(197)	11,301	(345)
Total	$188,666	$(4,510)	$257,687	$(29,300)	$446,353	$(33,810)

Held to Maturity
U.S. Treasury	$114,386	$(5,063)	$125,626	$(6,211)	$240,012	$(11,274)
Tax-exempt state and municipal bonds	26,395	(384)	49,855	(1,722)	76,250	(2,106)
	$140,781	$(5,447)	$175,481	$(7,933)	$316,262	$(13,380)

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 2 – SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
U.S. Treasury and federal agency securities	$144,796	$(6,230)	$66,008	$(10,080)	$210,804	$(16,310)
U.S. Agency MBS and CMOs	64,427	(4,789)	41,340	(9,558)	105,767	(14,347)
Tax-exempt state and municipal bonds	31,337	(498)	—	—	31,337	(498)
Taxable state and municipal bonds	71,165	(3,337)	33,452	(5,188)	104,617	(8,525)
Corporate bonds and other debt securities	10,668	(357)	1,256	(106)	11,924	(463)
	$322,393	$(15,211)	$142,056	$(24,932)	$464,449	$(40,143)

Held to Maturity:
U.S. Treasury	$237,630	$(13,677)	$—	$—	$237,630	$(13,677)
Tax-exempt state and municipal bonds	57,671	(2,314)	21,721	(539)	79,392	(2,853)
	$295,301	$(15,991)	$21,721	$(539)	$317,022	$(16,530)

Management evaluates securities in an unrealized loss position at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.

At March 31, 2023, 413 securities available for sale with fair values totaling $446.4 million had unrealized losses totaling $33.8 million. For securities available for sale with unrealized losses, management considered the financial condition of the issuer and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2023, 66 securities held to maturity with fair values totaling $316.3 million had unrealized losses totaling $13.4 million. Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Management determined that the unrealized losses for each period and each investment were attributable to changes in interest rates and not due to credit quality.  As such, no allowance for credit losses on securities available for sale or held to maturity have been established as of March 31, 2023.

Securities with a carrying value of approximately $3.6 million and $3.5 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at March 31, 2023 and December 31, 2022, respectively.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Commercial and industrial	$473,354	$441,716

Commercial real estate:
Residential developed	7,001	7,234
Unsecured to residential developers	—	—
Vacant and unimproved	38,700	36,270
Commercial development	99	103
Residential improved	116,177	112,791
Commercial improved	255,894	259,281
Manufacturing and industrial	125,477	121,924
Total commercial real estate	543,348	537,603
Consumer:
Residential mortgage	148,676	139,148
Unsecured	106	121
Home equity	52,647	56,321
Other secured	2,808	2,839
Total consumer	204,237	198,429
Total loans	1,220,939	1,177,748
Allowance for credit losses	(16,794)	(15,285)
	$1,204,145	$1,162,463

The totals above are shown net of deferred fees and costs.  Deferred fees on loans totaled $1.3 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively.  Deferred costs on loans totaled $1.4 million and $1.4 million at March 31, 2023 and December 31, 2022, respectively.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

Activity in the allowance for credit losses by portfolio segment was as follows (dollars in thousands):

Three months ended March 31, 2023	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance, prior to adoption of ASU 2016-03	$5,596	$7,180	$2,458	$51	$15,285
Impact of adoption of ASU 2016-03	1,299	(212)	389	—	1,476
Charge-offs	—	—	(21)	—	(21)
Recoveries	9	3	42	—	54
Provision for credit losses (1)	220	(201)	(50)	31	—
Ending Balance	$7,124	$6,770	$2,818	$82	$16,794

Three months ended March 31, 2022	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,176	$8,051	$2,633	$29	$15,889
Charge-offs	—	—	(35)	—	(35)
Recoveries	5	233	24	—	262
Provision for credit losses (1)	148	(1,213)	(469)	34	(1,500)
Ending Balance	$5,329	$7,071	$2,153	$63	$14,616

(1)	Beginning January 1, 2023, calculation is based on CECL methodology. Prior to January 1, 2023, calculation was based on probable incurred loss methodology.

The following table presents gross chargeoffs for the three months ended March 31, 2023 by portfolio class and origination year (dollars in thousands):

Term Loans By Origination Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial development	—	—	—	—	—	—	—	—
Commercial improved	—	—	—	—	—	—	—	—
Manufacturing and industrial	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—
Residential improved	—	—	—	—	—	—	—	—
Vacant and unimproved	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—

Residential mortgage	—	—	—	—	—	—	—	—
Consumer unsecured	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	21	21
Total consumer	—	—	—	—	—	—	21	21

Total loans	—	—	—	—	—	—	21	21

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty.  Under CECL for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance on the fair value of collateral.

The allowance is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and the loan’s amortized cost.  If the fair value of the collateral exceeds the loan’s amortized cost, no allowance is necessary.  The Company’s policy is to obtain appraisals on any significant pieces of collateral.  For real estate collateral that is in industries that are undergoing significant stress, or properties that are specialized use or have limited marketability, higher discounts are applied in determining fair value.

There have been no significant changes to the types of collateral securing our collateral dependent loans.

The amortized cost of collateral-dependent loans by class as of March 31, 2023 was as follows (dollars in thousands):

Collateral Type
March 31, 2023	Real Estate	Other	Allowance Allocated

Commercial and industrial	$—	$—	$—
Commercial real estate:
Residential developed	—	—	—
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	30	—	—
Commercial improved	303	—	6
Manufacturing and industrial	—	—	—
	333	—	6
Consumer
Residential mortgage	—	—	—
Unsecured	—	—	—
Home equity	—	—	—
Other secured	—	—	—
Consumer	—	—	—
Total	$333	$—	$6

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

December 31, 2022	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
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

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2022 (dollars in thousands):

December 31, 2022	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Year-To-Date Average Recorded Investment
With no related allowance recorded:
Commercial and industrial	$3,278	$3,278	$—	$2,338
Commercial real estate:
Residential improved	31	31	—	33
	31	31	—	33
Consumer	—	—	—	—
Total with no related allowance recorded	$3,309	$3,309	$—	$2,371

With an allowance recorded:
Commercial and industrial	$325	$325	$55	$365
Commercial real estate:
Commercial improved	307	307	9	313
Manufacturing and industrial	180	180	11	185
	487	487	20	498
Consumer:
Residential mortgage	2,653	2,653	202	2,619
Unsecured	29	29	2	29
Home equity	204	204	16	234
	2,886	2,886	220	2,882
Total with an allowance recorded	$3,698	$3,698	$295	$3,745
Total	$7,007	$7,007	$295	$6,116

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2023 and December 31, 2022:

March 31, 2023	Nonaccrual with No Allowance	Nonaccrual with Allowance	Total Nonaccrual	Over 90 days Accruing	Total Nonperforming Loans
Commercial and industrial	$—	$—	$—	$—	$—

Commercial real estate:
Residential developed	—	—	—	—	—
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	—	—
Commercial development	—	—	—	—	—
Residential Improved	—	—	—	—	—
Commercial improved	—	—	—	—	—
Manufacturing and industrial	—	—	—	—	—
	—	—	—	—	—
Consumer:
Residential mortgage	—	75	75	—	75
Unsecured	—	—	—	—	—
Home equity	—	—	—	—	—
Other secured	—	—	—	—	—
	—	75	75	—	75
Total	$—	$75	$75	$—	$75

December 31, 2022	Nonaccrual with No Allowance	Nonaccrual with Allowance	Total Nonaccrual	Over 90 days Accruing	Total Nonperforming Loans
Commercial and industrial	$—	$—	$—	$—	$—

Commercial real estate:
Residential developed	—	—	—	—	—
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	—	—
Commercial development	—	—	—	—	—
Residential improved	—	—	—	—	—
Commercial improved	—	—	—	—	—
Manufacturing and industrial	—	—	—	—	—
	—	—	—	—	—
Consumer:
Residential mortgage	—	78	78	—	78
Unsecured	—	—	—	—	—
Home equity	—	—	—	—	—
Other secured	—	—	—	—	—
	—	78	78	—	78
Total	$—	$78	$78	$—	$78

No interest income was recognized on nonaccrual loans during the three months ended March 31, 2023.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2023 and December 31, 2022 by class of loans (dollars in thousands):

March 31, 2023	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$473,354	$473,354
Commercial real estate:
Residential developed	—	—	—	7,001	7,001
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	38,700	38,700
Commercial development	—	—	—	99	99
Residential improved	—	—	—	116,177	116,177
Commercial improved	83	—	83	255,811	255,894
Manufacturing and industrial	—	—	—	125,477	125,477
	83	—	83	543,265	543,348
Consumer:
Residential mortgage	120	74	194	148,482	148,676
Unsecured	—	—	—	106	106
Home equity	—	—	—	52,647	52,647
Other secured	—	—	—	2,808	2,808
	120	74	194	204,043	204,237
Total	$203	$74	$277	$1,220,662	$1,220,939

December 31, 2022	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$441,716	$441,716
Commercial real estate:
Residential developed	—	—	—	7,234	7,234
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	36,270	36,270
Commercial development	—	—	—	103	103
Residential improved	—	—	—	112,791	112,791
Commercial improved	71	—	71	259,210	259,281
Manufacturing and industrial	—	—	—	121,924	121,924
	71	—	71	537,532	537,603
Consumer:
Residential mortgage	—	77	77	139,071	139,148
Unsecured	—	—	—	121	121
Home equity	24	—	24	56,297	56,321
Other secured	—	—	—	2,839	2,839
	24	77	101	198,328	198,429
Total	$95	$77	$172	$1,177,576	$1,177,748

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

At times, the Company will modify terms of a loan to allow the customer to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.
As with other individually reviewed loans, an allowance for loan loss is estimated for each such modification made to borrowers experiencing financial difficulty based on the most likely source of repayment for each loan.  For commercial real estate loans that are collateral dependent, the allowance is computed based on the fair value of the underlying collateral, less estimated costs to sell.  For individually reviewed commercial loans where repayment is expected from cash flows from business operations, the allowance is computed based on a discounted cash flow computation.  Certain groups of such loans, such as residential mortgages, have common characteristics and for them the allowance is computed based on a discounted cash flow computation on the change in weighted rate for the pool.  The allowance allocations for commercial modifications to borrowers experiencing financial difficulty where we have reduced the contractual interest rate are computed by measuring cash flows using the new payment terms discounted at the original contractual rate.

The following table presents information regarding modifications to borrowers experiencing financial difficulty as of March 31, 2023 (dollars in thousands):

	March 31, 2023
	Number of Loans	Outstanding Recorded Balance	Percentage to Total Loans
Commercial and industrial	3	$309	0.07%
Commercial real estate	3	509	0.09%
Consumer	32	2,847	1.39%
	38	$3,665	0.30%

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table presents information related to modifications to borrowers experiencing financial difficulty as of March 31, 2023.  The table presents the amount of accruing modifications that were on nonaccrual status prior to the modification, accruing at the time of modification and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the modified terms as of the period reported (dollars in thousands):

March 31, 2023
Accruing - nonaccrual at modification	$—
Accruing - accruing at modification	3,665
Accruing - upgraded to accruing after six consecutive payments	—
$3,665

There were no modifications made to borrowers experiencing financial difficulty during the three month period ended March 31, 2023.

There were no defaults on loans with modifications to borrowers experiencing financial difficulty during the three month periods ended March 31, 2023 and the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of modification were not material.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

Credit Quality Indicators:   The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes commercial loans individually and classifies these relationships by credit risk grading.  The Company uses an eight point grading system, with grades 5 through 8 being considered classified, or watch, credits.  The higher the risk grade, the stronger likelihood of loss.  At grade 7, a loan is placed on nonaccrual status.  All commercial loans are assigned a grade at origination, at each renewal or any amendment.  When a credit is first downgraded to a watch credit (either through renewal, amendment, loan officer identification or the loan review process), an Administrative Loan Review (“ALR”) is generated by the credit department and the loan officer.  All watch credits have an ALR completed quarterly which analyzes the collateral position and cash flow of the borrower and its guarantors.  Management meets quarterly with loan officers to discuss each of these credits in detail and to help formulate solutions where progress has stalled.  When necessary, the loan officer proposes changes to the assigned loan grade as part of the ALR.  Additionally, Loan Review reviews all loan grades upon origination, renewal or amendment and again as loans are selected though the loan review process.  The credit will stay on the ALR until either its grade has improved to a 4 or the credit relationship is at a zero balance.  The Company uses the following definitions for the risk grades in ascending order of likelihood of loss:

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

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

As of December 31, 2022, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

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

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The following table summarizes loan ratings by grade for commercial loans (dollars in thousands):

	Term Loans Amortized Cost Basis By Origination Year and Risk Grades
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Commercial and industrial
Grades 1-3	$14,305	$60,752	$18,955	$7,346	$14,878	$47,073	$70,542	$233,851
Grade 4	12,017	46,095	24,990	26,313	10,486	30,408	77,814	228,123
Grade 5	—	342	43	407	99	115	10,246	11,252
Grade 6	—	41	49	—	—	38	—	128
Grade 7-8	—	—	—	—	—	—	—	—
	$26,322	$107,230	$44,037	$34,066	$25,463	$77,634	$158,602	$473,354
Commercial development
Grades 1-3	$—	$99	$—	$—	$—	$—	$—	$99
Grade 4	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$—	$99	$—	$—	$—	$—	$—	$99
Commercial improved
Grades 1-3	$6,992	$18,654	$33,327	$10,894	$14,484	$17,925	$2,915	$105,191
Grade 4	1,778	37,516	37,376	43,647	17,937	3,321	3,200	144,775
Grade 5	—	148	—	29	2,227	3,171	50	5,625
Grade 6	—	—	303	—	—	—	—	303
Grade 7-8	—	—	—	—	—	—	—	—
	$8,770	$56,318	$71,006	$54,570	$34,648	$24,417	$6,165	$255,894
Manufacturing and industrial
Grades 1-3	$786	$17,839	$4,829	$8,562	$4,370	$7,459	$430	$44,275
Grade 4	6,709	27,464	15,090	7,933	5,805	14,188	145	77,334
Grade 5	—	177	94	—	—	810	495	1,576
Grade 6	—	—	—	—	—	2,292	—	2,292
Grade 7-8	—	—	—	—	—	—	—	—
	$7,495	$45,480	$20,013	$16,495	$10,175	$24,749	$1,070	$125,477
Residential development
Grades 1-3	$—	$—	$—	$—	$—	$—	$—	$—
Grade 4	322	3,837	1,455	—	—	—	1,387	7,001
Grade 5	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$322	$3,837	$1,455	$—	$—	$—	$1,387	$7,001
Residential improved
Grades 1-3	$4,587	$7,574	$1,442	$9,544	$258	$5,442	$401	$29,248
Grade 4	4,037	568	30,241	1,988	7,233	15,710	27,122	86,899
Grade 5	—	—	30	—	—	—	—	30
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$8,624	$8,142	$31,713	$11,532	$7,491	$21,152	$27,523	$116,177
Vacant and unimproved
Grades 1-3	$—	$4,503	$7,725	$7,210	$—	$110	$646	$20,194
Grade 4	952	2,897	3,721	8,332	163	117	982	17,164
Grade 5	1,342	—	—	—	—	—	—	1,342
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$2,294	$7,400	$11,446	$15,542	$163	$227	$1,628	$38,700

Total Commercial
Grades 1-3	$26,670	$109,421	$66,278	$43,556	$33,990	$78,009	$74,934	$432,858
Grade 4	25,815	118,377	112,873	88,213	41,624	63,744	110,650	561,296
Grade 5	1,342	667	167	436	2,326	4,096	10,791	19,825
Grade 6	—	41	352	—	—	2,330	—	2,723
Grade 7-8	—	—	—	—	—	—	—	—
	$53,827	$228,506	$179,670	$132,205	$77,940	$148,179	$196,375	$1,016,702

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans by year of origination and based on delinquency status at March 31, 2023 (dollars in thousands):

	Term Loans Amortized Cost Basis By Origination Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Retail
Residential mortgage
Performing	$17,336	$42,826	$27,298	$10,419	$5,322	$33,520	$11,880	$148,601
Nonperforming	—	—	—	—	—	75	—	75
	$17,336	$42,826	$27,298	$10,419	$5,322	$33,595	$11,880	$148,676
Consumer unsecured
Performing	$—	$—	$—	$13	$15	$26	$52	$106
Nonperforming	—	—	—	—	—	—	—	—
	$—	$—	$—	$13	$15	$26	$52	$106
Home equity
Performing	$71	$901	$233	$489	$249	$2,324	$48,380	$52,647
Nonperforming	—	—	—	—	—	—	—	—
	$71	$901	$233	$489	$249	$2,324	$48,380	$52,647
Other
Performing	$304	$1,133	$687	$360	$100	$224	$—	$2,808
Nonperforming	—	—	—	—	—	—	—	—
	$304	$1,133	$687	$360	$100	$224	$—	$2,808

Total Retail	$17,711	$44,860	$28,218	$11,281	$5,686	$36,169	$60,312	$204,237

The following table presents the recorded investment in consumer loans based on payment status at December 31, 2022 (dollars in thousands):

December 31, 2022	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$139,071	$121	$56,321	$2,839
Nonperforming	77	—	—	—
Total	$139,148	$121	$56,321	$2,839

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

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 4 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Available for sale securities
U.S. Treasury and federal agency securities	$241,858	$—	$241,858	$—
U.S. Agency MBS and CMOs	122,244	—	122,244	—
Tax-exempt state and municipal bonds	36,949	—	36,949	—
Taxable state and municipal bonds	113,137	—	113,137	—
Corporate bonds and other debt securities	11,771	—	11,771	—
Other equity securities	1,321	—	1,321	—
Loans held for sale	87	—	87	—
Interest rate swaps	5,294	—	5,294	—
Total assets measured at fair value on recurring basis	$532,661	$—	$532,661	$—

Interest rate swaps	(5,294)	—	(5,294)	—
Total liabilities measured at fair value on recurring basis	$(5,294)	$—	$(5,294)	$—

December 31, 2022
Available for sale securities
U.S. Treasury and federal agency securities	$224,634	$—	$224,634	$—
U.S. Agency MBS and CMOs	113,818	—	113,818	—
Tax-exempt state and municipal bonds	36,710	—	36,710	—
Taxable state and municipal bonds	112,171	—	112,171	—
Corporate bonds and other debt securities	11,924	—	11,924	—
Other equity securities	1,304	—	1,304	—
Loans held for sale	215	—	215	—
Interest rate swaps	6,463	—	6,463	—
Total assets measured at fair value on recurring basis	$507,239	$—	$507,239	$—

Interest rate swaps	(6,463)	—	(6,463)	—
Total liabilities measured at fair value on recurring basis	$(6,463)	$—	$(6,463)	$—

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Collateral dependent loans	$327	$—	$—	$327

December 31, 2022
Impaired loans	$328	$—	$—	$328

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 4 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
March 31, 2023
Collateral dependent loans	$327	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2022
Impaired Loans	$328	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2023 and December 31, 2022 (dollars in thousands):

	Level in	March 31, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$29,402	$29,402	$51,215	$51,215
Federal funds sold and other short-term investments	Level 1	391,336	391,336	703,955	703,955
Securities held to maturity - U.S. Treasury	Level 2	251,286	240,012	251,307	237,630
Securities held to maturity - tax-exempt and muni	Level 3	97,101	95,547	97,458	95,020
FHLB stock	Level 3	10,211	10,211	10,211	10,211
Loans, net	Level 2	1,203,818	1,185,925	1,162,135	1,131,387
Bank owned life insurance	Level 3	53,557	53,557	53,345	53,345
Accrued interest receivable	Level 2	8,782	8,782	7,606	7,606
Financial liabilities
Deposits	Level 2	(2,330,895)	(2,331,330)	(2,615,142)	(2,615,860)
Other borrowed funds	Level 2	(30,000)	(28,824)	(30,000)	(28,666)
Accrued interest payable	Level 2	(228)	(228)	(114)	(114)
Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

The notional and fair value of derivative instruments as of March 31, 2023 and December 31, 2022 are reflected in the following table (dollars in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
March 31, 2023
Derivative assets
Interest rate swaps	$57,560	Other Assets	$5,294

Derivative liabilities
Interest rate swaps	57,560	Other Liabilities	5,294

	Notional Amount	Balance Sheet Location	Fair Value
December 31, 2022
Derivative assets
Interest rate swaps	$62,661	Other Assets	$6,463

Derivative liabilities
Interest rate swaps	62,661	Other Liabilities	6,463

The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $5.3 million and $6.5 million as of March 31, 2023 and December 31, 2022, respectively. The Bank has a master netting arrangement with the correspondent bank and has the right to offset, however it has elected to present the assets and liabilities gross. The Bank is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position. Securities pledged as collateral totaling $1.8 million and $1.7 million were provided to the counterparty correspondent bank as of March 31, 2023 and December 31, 2022, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $57.6 million as of March 31, 2023 and $62.7 million at December 31, 2022. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Noninterest-bearing demand	$690,444	$834,879
Interest bearing demand	608,967	760,889
Savings and money market accounts	858,895	922,418
Certificates of deposit	172,589	96,956
	$2,330,895	$2,615,142

Time deposits that exceeded the FDIC insurance limit of $250,000 were approximately $56.1 million at March 31, 2023 and $29.7 million at December 31, 2022.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
March 31, 2023
Single maturity fixed rate advances	$10,000	February 2024	2.63%
Putable advances	20,000	November 2024	1.81%
	$30,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2022
Single maturity fixed rate advances	$10,000	February 2024	2.63%
Putable advances	20,000	November 2024	1.81%
	$30,000

Each advance is subject to a prepayment fee if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity. These advances were collateralized by residential and commercial real estate loans totaling $453.2 million and $446.1 million under a blanket lien arrangement at March 31, 2023 and December 31, 2022, respectively. The remaining $20.0 million putable advance at March 31, 2023 and December 31, 2022 had a one-time put option on November 13, 2020. The FHLB did not exercise this option.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Scheduled repayments of FHLB advances as of March 31, 2023  were as follows (in thousands):

2023	$—
2024	30,000
2025	—
2026	—
2027	—
Thereafter	—
$30,000

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank. There were no borrowings outstanding at March 31, 2023 and December 31, 2022, and the Company had approximately $1.5 million and $5.5 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $1.6 million and $5.8 million at March 31, 2023 and December 31, 2022, respectively. In March 2023, the Federal Reserve Bank implemented a new lending facility called the Bank Term Funding Program.  This program allows a bank to borrow against its investment portfolio, at par value, with no reduction for unrealized losses. The term is for one year and interest rate is fixed at the time the advance is taken and there is no prepayment penalty.  Allowable investments for pledge are those the Federal Reserve Bank can own. This would include all of the Company’s investments except municipal securities and corporate bonds. At March 31, 2023, the Company had no advances under this program and had $642.2 million in unused borrowing capacity under this program.  The program expires on March 11, 2024.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended March 31, 2023 and 2022 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net income available to common shares	$12,004	$6,000
Weighted average shares outstanding, including participating stock awards - Basic	34,297,221	34,254,772
Dilutive potential common shares:
Stock options	—	—
Weighted average shares outstanding - Diluted	34,297,221	34,254,772
Basic earnings per common share	$0.35	$0.18
Diluted earnings per common share	$0.35	$0.18

There were no antidilutive shares of common stock in the three month periods ended March 31, 2023 and 2022.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Current	$2,825	$935
Deferred	150	456
	$2,975	$1,391

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Statutory rate	21%	21%
Statutory rate applied to income before taxes	$3,146	$1,552
Deduct
Tax-exempt interest income	(147)	(154)
Bank-owned life insurance	(42)	(50)
Other, net	18	43
	$2,975	$1,391

The realization of deferred tax assets is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  Management believes it is more likely than not that all of the deferred tax assets at March 31, 2023 will be realized against deferred tax liabilities and projected future taxable income.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31, 2023	December 31, 2022
Deferred tax assets
Allowance for loan losses	$3,527	$3,210
Net deferred loan fees	—	—
Nonaccrual loan interest	12	12
Valuation allowance on other real estate owned	—	—
Unrealized loss on securities available for sale and transferred to held to maturity	6,980	8,394
Other	297	257
Gross deferred tax assets	10,816	11,873
Valuation allowance	—	—
Total net deferred tax assets	10,816	11,873
Deferred tax liabilities
Depreciation	(1,104)	(1,098)
Net deferred loan fees	(20)	(309)
Prepaid expenses	(309)	(21)
Other	(912)	(733)
Gross deferred tax liabilities	(2,345)	(2,161)
Net deferred tax asset	$8,471	$9,712

There were no unrecognized tax benefits at March 31, 2023 or December 31, 2022 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2020.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Collateral or other security is normally not obtained for these financial instruments prior to their use and many of the commitments are expected to expire without being used.  Standby letters of credit are conditional commitments to guarantee a customer’s performance to a third party. Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit.  At March 31, 2023, the reserve for unfunded commitments was $61,000 and was included in other liabilities in the Company’s consolidated balance sheet.

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	March 31, 2023	December 31, 2022
Commitments to extend credit	$115,100	$77,384
Letters of credit	11,937	13,455
Unused lines of credit	719,013	745,674

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $82,000 and $0 at March 31, 2023 and December 31, 2022, respectively.

The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline. These commitments were approximately $1.1 million and $0 at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, approximately 67.2% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates. The remainder of the commitments to make loans were at variable rates tied to prime or one month term SOFR and generally expire within 30 days. The majority of the unused lines of credit were at variable rates tied to prime or SOFR.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of March 31, 2023, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

At March 31, 2023  and December 31, 2022, actual capital levels and minimum required levels were (dollars in thousands):

			Minimum Capital		Minimum Capital Adequacy With		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy		Capital Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
CET1 capital (to risk weighted assets)
Consolidated	$286,826	17.1%	$75,561	4.5%	$117,539	7.0%	N/A	N/A
Bank	278,347	16.6	75,558	4.5	117,535	7.0	$109,139	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	286,826	17.1	100,748	6.0	142,726	8.5	N/A	N/A
Bank	278,347	16.6	100,744	6.0	142,720	8.5	134,325	8.0
Total capital (to risk weighted assets)
Consolidated	303,620	18.1	134,331	8.0	176,309	10.5	N/A	N/A
Bank	295,141	17.6	134,325	8.0	176,302	10.5	167,906	10.0
Tier 1 capital (to average assets)
Consolidated	286,826	10.3	111,845	4.0	N/A	N/A	N/A	N/A
Bank	278,347	10.0	111,839	4.0	N/A	N/A	139,799	5.0

December 31, 2022
CET1 capital (to risk weighted assets)
Consolidated	$278,615	16.9%	$74,003	4.5%	$115,116	7.0%	N/A	N/A
Bank	270,274	16.4	73,992	4.5	115,098	7.0	$106,877	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	278,615	16.9	98,670	6.0	139,783	8.5	N/A	N/A
Bank	270,274	16.4	98,655	6.0	139,762	8.5	131,540	8.0
Total capital (to risk weighted assets)
Consolidated	293,900	17.9	131,561	8.0	172,673	10.5	N/A	N/A
Bank	285,559	17.4	131,540	8.0	172,647	10.5	164,426	10.0
Tier 1 capital (to average assets)
Consolidated	278,615	9.7	114,589	4.0	N/A	N/A	N/A	N/A
Bank	270,274	9.4	114,582	4.0	N/A	N/A	143,227	5.0

The Bank was categorized as “well capitalized” at March 31, 2023 and December 31, 2022.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At March 31, 2023, we had total assets of $2.64 billion, total loans of $1.22 billion, total deposits of $2.33 billion and shareholders’ equity of $260.6 million.  For the three months ended March 31, 2023, we recognized net income of $12.0 million compared to $6.0 million for the same period in 2022. The Bank was categorized as “well capitalized” under regulatory capital standards at March 31, 2023.

We paid a dividend of $0.08 per share in each quarter in 2022 and in the first quarter of 2023.

In early March 2023, over the course of five days, three large financial institutions in the United States failed.  Silvergate Bank self liquidated and Silicon Valley Bank and Signature Bank were both closed by the FDIC. These bank failures were driven by rapid withdrawals by depositors with large uninsured balances held at these institutions and losses incurred by these banks in liquidating their bond portfolios to provide liquidity to fund these deposit outflows.   Silvergate Bank’s failure was also caused by its exposure to FTX and Alameda cryptocurrency firm failures.   The FDIC determined that Silicon Valley Bank and Signature Bank were systematically important and fully guaranteed their depositor balances above the $250,000 FDIC insurance limit.  Given the sharp increase in market interest rates during 2022 and into 2023, most financial institutions’ bond portfolios have significant unrealized loss positions.  In response to this, the FRB created a new borrowing facility called the Bank Term Funding Program.  This program allows a bank to borrow against its investment portfolio, at par value, with no reduction for unrealized losses.  The term is for one year and interest rate is fixed at the time the advance is taken and there is no prepayment penalty.  Allowable investments for pledge are those the FRB can own.  This would include all of the Company’s investments except municipal securities and corporate bonds.  At March 31, 2023, the Company had no advances under this program and had $642.2 million in unused borrowing capacity under this program.  The program expires on March 11, 2024.

At March 31, 2023, the Company had $391.3 million in federal funds sold and overnight balances and had total additional borrowing capacity of $951 million, including $242.3 million in unused availability with the FHLB, $65.0 million in available fed funds facilities with correspondent banks, $1.5 million in availability at the FRB’s Discount Window and the $642.2 million availability in the FRB Bank Term Funding Program discussed above.  Given the flexibility of borrowing structure options with the FHLB, if the Company needed to borrow, we would likely utilize our FHLB capacity first.  At March 31, 2023, our uninsured deposits totaled approximately $962.7 million, or 41% of total deposits, and our liquidity sources exceeded the amount of uninsured deposit balances by over $300 million.

While the Bank experienced a decline in deposit balances during the three months ended March 31, 2023, most of the decline took place prior to the early March 2023 bank failures noted.  Our deposit base is primarily made up of many small accounts, and balances at March 31, 2023 were comprised of 48% personal customers and 52% business customers.  Our core deposits - which we define as deposits we have sourced within our local markets - represented 100% of our total deposits at March 31, 2023.  Our total deposit balances of $2.33 billion at March 31, 2023 remain elevated, reflecting a $625.5 million increase, or 37%, over pre-pandemic totals of $1.71 billion as of March 31, 2020.

Index
RESULTS OF OPERATIONS

Summary: Net income for the three months ended March 31, 2023 was $12.0 million, compared to $6.0 million for the same period in 2022.  Net income per share on a diluted basis for the three months ended March 31, 2023 was $0.35 compared to $0.18 for the same period in 2022.

The increase in earnings in the three months ended March 31, 2023 compared to the same period in 2022 was due primarily to higher levels of net interest income partially offset by lower mortgage banking income and a provision for credit losses benefit recorded in the first quarter of 2022.  Throughout 2022, beginning in March, the Federal Reserve Bank increased the federal funds rate several times, bringing the high end of their rate range rate from 0.25% at the beginning of 2022 to 4.50% at the end of 2022.  The Federal Reserve Bank raised this rate an additional 50 basis points to 5.00% during the three months ended March 31, 2023.  Given our asset sensitive balance sheet posture, this had a significant positive impact on our net interest income.  Net interest income increased to $22.6 million in the three months ended March 31, 2023 compared to $12.7 million in the same period in 2022.   Gains on sales of mortgage loans decreased to $11,000 in the three months ended March 31, 2023 compared to $308,000 in the same period in 2022.

The provision for credit losses was $0 for the three months ended March 31, 2023, compared to a benefit (income) of $1.5 million for the same period in 2022.  We were in a net loan recovery position for the three months ended March 31, 2023, with $33,000 in net loan recoveries, compared to $227,000 in net loan recoveries in the same period in 2022.  Several of the previous qualitative environmental factors related to the COVID-19 pandemic were reduced in the first quarter of 2022, reflecting improvement in economic conditions and success at mitigating the effects of the COVID-19 pandemic, resulting in the net provision benefit recorded in the first quarter of 2022.  Also impacting comparability between periods is our adoption of ASU 2016-13, commonly referred to as CECL, effective January 1, 2023.  At adoption, we increased the allowance for credit losses by $1.5 million.  Provision for the first quarter 2023 was determined under CECL while the first quarter 2022 was determined under the probable incurred loss model.

Net Interest Income: Net interest income totaled $22.6 million for the three months ended March 31, 2023 compared to $12.7 million for the same period in 2022.

Net interest income for the first quarter of 2023 increased $10.0 million compared to the same period in 2022.  Of this increase, $1.4 million was from changes in the volume of average interest earning assets and interest bearing liabilities and $8.6 million was from increases from changes in rates earned or paid.  The largest changes occurred in interest income on commercial loans and in overnight funds.  The net change in interest income for commercial loans was an increase of $5.4 million with an increase of $4.6 million due to rate and an increase of $782,000 due to portfolio growth.  Overnight funds contributed an increase of $6.2 million due to changes in rate, partially offset by a reduction of $394,000 due to lower average balances compared to the first quarter of 2022 as excess funds were deployed into loans and investment securities.    The average balance of our investment portfolio grew by $326.0 million from $572.7 million in the first quarter of 2022 to $898.7 million in the first quarter of 2023.  This growth resulted in an additional $1.6 million of interest income in the first quarter of 2023.

The cost of funds increased to 1.07% in the first quarter of 2023 compared to 0.11% in the first quarter of 2022.  Increases in the rates paid on our interest-bearing checking, savings, money market and certificate of deposit accounts in response to the federal funds rate increases over the past year and market conditions caused the increase in our cost of funds.

The asset yield improvement to 4.15% in the first quarter of 2023 from 1.92% in the first quarter of 2022, far outweighed the increase in cost of funds.  As a result, net interest margin improved to 3.44% for the first quarter 2023 compared to 1.85% for the first quarter of 2022.

Index
The following table shows an analysis of net interest margin for the three month periods ended March 31, 2023 and 2022 (dollars in thousands):

	For the three months ended March 31,
	2023			2022
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$765,999	$4,481	2.35%	$402,863	$1,434	1.43%
Tax-exempt securities (1)	132,692	698	2.71	169,845	731	2.22
Commercial loans (2)	985,258	13,300	5.40	902,347	7,888	3.50
PPP loans (3)	—	—	—	20,364	1,052	20.66
Residential mortgage loans	143,839	1,343	3.73	116,504	939	3.22
Consumer loans	57,303	1,017	7.20	54,096	519	3.89
Federal Home Loan Bank stock	10,211	65	2.55	11,019	51	1.84
Federal funds sold and other short-term investments	555,670	6,362	4.58	1,111,216	529	0.19
Total interest earning assets (1)	2,650,972	27,266	4.15	2,788,254	13,143	1.92
Noninterest earning assets:
Cash and due from banks	34,615			32,505
Other	72,007			96,703
Total assets	$2,757,594			$2,917,462
Liabilities
Deposits:
Interest bearing demand	$690,246	$742	0.43%	$706,872	$40	0.02%
Savings and money market accounts	903,236	3,017	1.35	894,976	65	0.03
Time deposits	134,401	735	2.22	92,244	53	0.23
Borrowings:
Other borrowed funds	30,000	156	2.08	85,002	320	1.51
Total interest bearing liabilities	1,757,883	4,650	1.07	1,779,094	478	0.11
Noninterest bearing liabilities:
Noninterest bearing demand accounts	732,434			875,223
Other noninterest bearing liabilities	17,117			11,545
Shareholders’ equity	250,160			251,600
Total liabilities and shareholders’ equity	$2,757,594			$2,917,462
Net interest income		$22,616			$12,665
Net interest spread (1)			3.08%			1.81%
Net interest margin (1)			3.44%			1.85%
Ratio of average interest earning assets to average interest bearing liabilities	150.80%			156.72%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at March 31, 2023 and 2022.
(2)
Includes loan fees of $148,000 and $99,000 for the three months ended March 31, 2023 and 2022, respectively.  Includes average nonaccrual loans of approximately $75,000 and $90,000 for the three months ended March 31, 2023 and 2022, respectively.  Excludes PPP loans.

(3)	Includes loan fees of $0 and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate (dollars in thousands):

	For the three months ended March 31, 2023 vs 2022 Increase (Decrease) Due to
	Volume	Rate	Total

Interest income
Taxable securities	$1,778	$1,269	$3,047
Tax-exempt securities	(223)	190	(33)
Commercial loans, excluding PPP loans	782	4,630	5,412
PPP loans	(1,052)	—	(1,052)
Residential mortgage loans	241	163	404
Consumer loans	32	466	498
Federal Home Loan Bank stock	(4)	18	14
Federal funds sold and other short-term investments	(394)	6,227	5,833
Total interest income	1,160	12,963	14,123
Interest expense
Interest bearing demand	$(1)	$703	$702
Savings and money market accounts	1	2,951	2,952
Time deposits	35	647	682
Other borrowed funds	(257)	93	(164)
Long-term debt	—	—	—
Total interest expense	(222)	4,394	4,172
Net interest income	$1,382	$8,569	$9,951

Provision for Credit Losses: The provision for credit losses for the three months ended March 31, 2023 was $0 compared to a benefit of  $1.5 million for the same period in 2022.  Total loans increased by $43.2 million in the three months ended March 31, 2023 which, on its own, creates a need for provision expense; however, the economic forecast used in our calculation improved slightly from January 1, 2023 to March 31, 2023, thereby offsetting the need to record provision expense due to loan portfolio growth.  Net loan recoveries were $33,000 in the three months ended March 31, 2023 compared to net loan recoveries of $227,000 in the same period in 2022.

Gross loan recoveries were $54,000 for the three months ended March 31, 2023 and $262,000 for the same period in 2022.  In the three months ended March 31, 2023, we had $21,000 in gross loan charge-offs, compared to $35,000 in the same period in 2022.

We adopted CECL effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss accounting standards.  The transition adjustment of the CECL adoption included an increase in the allowance for credit losses of $1.5 million, $62,000 to establish a reserve for unfunded commitments and a $1.2 million decrease to retained earnings to reflect the cumulative effect of adoption of CECL, with the $323,000 tax impact portion being recorded as part of the deferred tax asset on our Consolidated Balance Sheet.  The amounts of provision for credit losses in both the most recent quarter and comparable prior year period were the result of establishing our allowance for credit losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance.  The provision for credit losses for the three months ended March 31, 2022 was impacted by net reductions to certain qualitative factors that had been elevated in response to the COVID-19 pandemic.  More information about our allowance for loan losses and our methodology for establishing its level may be found under the heading “Allowance for Credit Losses” below.

Index
Noninterest Income: Noninterest income for the three month period ended March 31, 2023 was $4.5 million compared to $5.0 million for the same period in 2022.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Service charges and fees on deposit accounts	$994	$1,211
Net gains on mortgage loans	11	308
Trust fees	1,033	1,088
ATM and debit card fees	1,662	1,599
Bank owned life insurance (“BOLI”) income	199	240
Investment services fees	411	313
Other income	218	206
Total noninterest income	$4,528	$4,965

Net gains on mortgage loans were down $297,000 in the three months ended March 31, 2023 compared to the same period in 2022 as a result of changes in the volume of loans originated for sale.  Mortgage rates increased sharply throughout 2022 and into the first quarter of 2023, causing a reduction in mortgage volume compared to the first quarter of 2022.  In addition, more of our origination volume in the first three months of 2023 was in variable rate products, which we hold in portfolio.  Mortgage loans originated for sale in the three months ended March 31, 2023 were $179,000, compared to $10.1 million in the same period in 2022.

Service charges on deposit accounts decreased by $217,000 in the three months ended March 31, 2023 as compared to the same period in 2022 largely due to higher earnings credit offsets for treasury management accounts.  Trust fees were down $55,000 in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease for the three months ended March 31, 2023 was largely due to lower market valuations of underlying trust investments.  ATM and debit card fees were up $63,000 in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to higher volume of usage by our customers.

Noninterest Expense: Noninterest expense increased by $426,000 to $12.2 million for the three month period ended March 31, 2023 as compared to the same period in 2022.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Salaries and benefits	$6,698	$6,289
Occupancy of premises	1,137	1,172
Furniture and equipment	1,031	1,016
Legal and professional	348	194
Marketing and promotion	219	195
Data processing	955	884
FDIC assessment	330	180
Interchange and other card expense	384	373
Bond and D&O insurance	122	130
Outside services	469	494
Other noninterest expense	472	812
Total noninterest expense	$12,165	$11,739

Most categories of noninterest expense were relatively unchanged compared to the three months ended March 31, 2022 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased by $409,000 in the three months ended March 31, 2023 from the same period in 2022. This increase is primarily due to higher base compensation, higher variable compensation, higher medical costs and lower salary deferral from commercial loan originations partially offset by lower variable compensation tied to lower mortgage production. The table below identifies the primary components of salaries and benefits (in thousands):

Index
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Salaries and other compensation	$5,912	$5,627
Salary deferral from commercial loan originations	(145)	(215)
Bonus accrual	287	221
Mortgage production - variable comp	58	144
401k matching contributions	211	212
Medical insurance costs	375	300
Total salaries and benefits	$6,698	$6,289

Legal and professional fees were up $154,000 in the three months ended March 31, 2023 compared to the same period in 2022 due to costs associated with new accounting and proxy disclosures as well as regulatory compliance matters related to loan and deposit accounts referred to legal counsel during the quarter.  FDIC assessment costs were up $150,000 in the three months ended March 31, 2023 compared to the same period in 2022 due to higher assessment rates imposed by the FDIC on all banks.  Other noninterest expense was down $340,000 in the three months ended March 31, 2023 compared to the same period in 2022 due to $356,000 net gain recognized on the sale of our last remaining other real estate owned property during the first quarter of 2023.

Federal Income Tax Expense: We recorded $3.0 million in federal income tax expense for the three month period ended March 31, 2023 compared to $1.4 million for the same period in 2022.  Our effective tax rate for the three month period ended March 31, 2023 was 19.86%  compared to 18.82% for the same period in 2022.

FINANCIAL CONDITION

Total assets were $2.64 billion at March 31, 2023, a decrease of $269.8 million from December 31, 2022. This decrease was caused primarily by a decrease in total deposits of $284.2 million at March 31, 2023 compared to December 31, 2022.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $420.7 million at March 31, 2023 compared to $755.2 million at December 31, 2022.  The decrease in these balances primarily related to an increase in our loan and investment portfolios as well as a reduction in deposit balances.

Securities: Debt securities available for sale were $526.0 million at March 31, 2023 compared to $499.3 million at December 31, 2022. The balance at March 31, 2023 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio was $348.4 million at March 31, 2023 compared to $348.8 million at December 31, 2022.  Our held to maturity portfolio is comprised of U.S. Treasury securities and state, municipal and privately placed commercial bonds.

We classify privately placed municipal and commercial bonds as held to maturity as they are typically non-transferable in the bond market.  In addition, we generally classify short-term U.S. Treasury securities as held to maturity.  Typically the final maturity on these short-term Treasury securities is three years or less.  Longer-term Treasury securities and all other marketable debt securities are generally classified as available for sale.

At March 31, 2023, the overall duration of our debt security available for sale portfolio was 3.11 years and the overall duration of our debt security held to maturity portfolio was 2.18 years and were similar to durations for these portfolios before the pandemic.  Net unrealized losses on debt securities available for sale decreased by $6.7 million from $40.1 million at December 31, 2022 to $33.7 million at March 31, 2023.  Net unrealized losses on debt securities held to maturity decreased by $3.3 million from $16.1 million at December 31, 2022 to $12.8 million at March 31, 2023.  Our overall bond portfolio will provide nearly $400 million in liquidity through maturities and scheduled paydowns over the next 24 months ending March 31, 2025.

Per U.S. generally accepted accounting principles, unrealized gains or losses on debt securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on debt securities held to maturity are not reflected on the balance sheet in accumulated other comprehensive income (loss).

Portfolio Loans and Asset Quality: Total portfolio loans increased by $43.2 million in the first three months of 2023 and were $1.22 billion at March 31, 2023 compared to $1.18 billion at December 31, 2022. During the first three months of 2023, our commercial portfolio increased by $37.4 million.  During the same period, our consumer portfolio decreased by $3.7 million and our residential mortgage portfolio increased by $9.5 million.

Index
Mortgage loans originated for portfolio are typically adjustable rate loans as well as fixed rate loans that conform to secondary market requirements and have a term of fifteen years or less.  However, given the significant increase in residential mortgage rates, we have increased the percentage of our longer term fixed rate mortgage production that we hold in portfolio as they will typically have lower duration due to refinancings that occur when interest rates decline.  Mortgage loans originated for portfolio in the first three months of 2023 decreased $1.7 million compared to the same period in 2022, from $14.8 million in the first three months of 2022 to $13.1 million in the same period in 2023.

The volume of residential mortgage loans originated for sale in the first three months of 2023 decreased $10.0 million compared to the same period in 2022. Residential mortgage loans originated for sale were $179,000 in the first three months of 2023 compared to $10.1 million in the first three months of 2022.

The following table shows our loan origination activity for loans to be held in portfolio during the first three months of 2023 and 2022, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$125	0.1%	$63	$4,322	2.7%	$1,080
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	2,779	3.1	463	1,570	1.0	523
Commercial development	—	—	—	—	—	—
Residential improved	11,852	13.1	539	23,944	15.1	684
Commercial improved	3,161	3.5	316	22,907	14.5	1,909
Manufacturing and industrial	5,364	5.9	894	44,128	27.8	4,413
Total commercial real estate	23,281	25.7	506	96,871	61.1	1,514
Commercial and industrial	47,097	52.0	1,002	32,371	20.4	549
Total commercial and commercial real estate	70,378	77.7	757	129,242	81.5	1,051
Consumer
Residential mortgage	13,084	14.4	262	14,829	9.4	362
Unsecured	—	—	—	—	—	—
Home equity	6,818	7.5	114	13,372	8.4	131
Other secured	348	0.4	29	1,080	0.7	154
Total consumer	20,250	22.3	166	29,281	18.5	195
Total loans	$90,628	100.0%	$422	$158,523	100.0%	$581

Overall, the commercial loan portfolio increased $37.4 million in the first three months of 2023.  Our commercial and industrial portfolio increased by $31.7 million while our commercial real estate loans increased by $5.7 million.  While overall originations as shown in the table above were down compared to the first three months of 2022, our on-balance-sheet commercial loan balances grew since year end 2022.  This largely resulted from the funding of various construction projects originating in 2022 and higher usage of approved commercial lines by our commercial borrowers.  This utilization was up $22.2 million from December 31, 2022 to March 31, 2023.

We also have a significant amount of unfunded commercial lines of credit, that can be drawn on by our commercial loan customers.  The table below shows the total commitment, the unused portion and the percentage of unused to total commitment at March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Commercial - Lines of credit commitments	$1,011,846	$1,021,795
Commercial - Unused portion of lines of credit	580,120	612,317
Commercial - Unused lines of credit to total commitment	57.33%	60.07%

Total commercial lines of credit commitments decreased by $9.9 million from December 31, 2022 to March 31, 2023.

Index
Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 83.3% and 83.2% of the total loan portfolio at March 31, 2023 and December 31, 2022, respectively. Residential mortgage and consumer loans comprised approximately 16.7% and 16.8% of total loans at March 31, 2023 and December 31, 2022, respectively.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	March 31, 2023		December 31, 2022
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$7,001	0.6%	$7,234	0.6%
Unsecured to residential developers	—	—	—	—
Vacant and unimproved	38,700	3.2	36,270	3.1
Commercial development	99	—	103	—
Residential improved	116,177	9.5	112,791	9.6
Commercial improved	255,894	20.9	259,281	22.0
Manufacturing and industrial	125,477	10.3	121,924	10.4
Total commercial real estate	543,348	44.5	537,603	45.7
Commercial and industrial	473,354	38.8	441,716	37.5
Total commercial and commercial real estate	1,016,702	83.3	979,319	83.2
Consumer
Residential mortgage	148,676	12.2	139,148	11.8
Unsecured	106	—	121	—
Home equity	52,647	4.3	56,321	4.8
Other secured	2,808	0.2	2,839	0.2
Total consumer	204,237	16.7	198,429	16.8
Total loans	$1,220,939	100.0%	$1,177,748	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 44.5% and 45.7% of the total loan portfolio at March 31, 2023 and December 31, 2022, respectively, and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 12.2% of portfolio loans at March 31, 2023 and 11.8% at December 31, 2022.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. This portfolio decreased by $3.7 million to $55.6 million at March 31, 2023 from $59.3 million at December 31, 2022.  These other consumer loans comprised 4.5% of our portfolio loans at March 31, 2023 and 5.0% at December 31, 2022.

Given that current industry credit conditions are tightening, we expect industry pricing will increase in response to cost of funds increases and we will respond accordingly.

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

Index
Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At March 31, 2023, nonperforming assets totaled just $75,000, down $2.3 million from $2.4 million at December 31, 2022. There were no additions to other real estate owned in the first three months of 2023 or in the first three months of 2022.  At March 31, 2023, there were no loans in foreclosure, so we expect there to be few, if any, additions to other real estate owned in the remainder of 2023.  Proceeds from sales of foreclosed properties were $2.7 million in the first three months of 2023, resulting in net realized gains on sales of $356,000.  Proceeds from sales of foreclosed properties were $0 in the first three months of 2022, resulting in net realized loss on sales of $0.  With the sale of foreclosed properties in the first quarter of 2023, we have no remaining other real estate owned at March 31, 2023.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing.  Nonperforming loans at March 31, 2023 consisted of $75,000 of residential mortgage loans.  As of March 31, 2023, nonperforming loans totaled $75,000, or 0.01% of total portfolio loans, compared to $78,000, or 0.01% of total portfolio loans, at December 31, 2022.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $0 at March 31, 2023 and $2.3 million at December 31, 2022. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	March 31, 2023	December 31, 2022
Nonaccrual loans	$75	$78
Loans 90 days or more delinquent and still accruing	—	—
Total nonperforming loans (NPLs)	75	78
Foreclosed assets	—	2,343
Repossessed assets	—	—
Total nonperforming assets (NPAs)	$75	$2,421
NPLs to total loans	0.01%	0.01%
NPAs to total assets	0.00%	0.08%

We adopted ASU 2022-02 effective January 1, 2023.  This standard eliminated the previous troubled debt restructuring (“TDR”) accounting model and replaced it with guidance and disclosure requirements for identifying modifications to loans to borrowers experiencing financial difficulty.  The following table shows the balance of loans modified to borrowers experiencing financial difficulty as of March 31, 2023 (dollars in thousands):

	March 31, 2023
	Number of Loans	Outstanding Recorded Balance	Percentage to Total Loans
Commercial and industrial	3	$309	0.07%
Commercial real estate	3	509	0.09%
Consumer	32	2,847	1.39%
	38	$3,665	0.30%

Allowance for credit losses: The allowance for credit losses at March 31, 2023 was $16.8 million, an increase of $1.5 million from December 31, 2022.  The allowance for credit losses represented 1.38% of total portfolio loans at March 31, 2023 and 1.30% at December 31, 2022.   The allowance for credit losses to nonperforming loan coverage ratio increased from 19596.2% at December 31, 2022 to 22392.0% at March 31, 2023.

We adopted the Current Expected Credit Loss (“CECL”) standard effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for reporting periods after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss accounting standards.  The transition adjustment of the CECL adoption included an increase in the allowance for credit losses of $1.5 million, $62,000 to establish a reserve for unfunded commitments and a $1.2 million decrease to retained earnings to reflect the cumulative effect of adoption of CECL, with the $323,000 tax impact portion being recorded as part of the deferred tax asset on our Consolidated Balance Sheet.

Index
The table below shows the changes in certain credit metrics over the past five quarters (dollars in thousands):

	Quarter Ended March 31, 2023	Quarter Ended December 31, 2022	Quarter Ended September 30, 2022	Quarter Ended June 30, 2022	Quarter Ended March 31, 2022
Nonperforming loans	$75	$78	$85	$90	$90
Other real estate owned and repo assets	—	2,343	2,343	2,343	2,343
Total nonperforming assets	75	2,421	2,428	2,433	2,433
Net charge-offs (recoveries)	(33)	(89)	(190)	(15)	(227)
Total delinquencies	277	172	84	197	171

At March 31, 2023, we had net loan recoveries in thirty-one of the past thirty-three quarters.  Our total delinquencies were $277,000 at March 31, 2023 and $172,000 at December 31, 2022.  Our delinquency percentage at March 31, 2023 was 0.02%.

The allowance for credit losses increased $1.5 million in the first three months of 2023.  As discussed above, the increase in the first three months of 2023 was due to the effect of adopting CECL on January 1, 2023.  We recorded a provision for credit losses expense of $0 for the three months ended March 31, 2023 compared to a provision benefit of $1.5 million for the same period of 2022.  Net loan recoveries were $33,000 for the three months ended March 31, 2023, compared to net loan recoveries of $227,000 for the same period in 2022. The ratio of net charge-offs (recoveries) to average loans was -0.01% on an annualized basis for the first three months of 2023 and -0.03% for the first three months of 2022.

While we have experienced low levels of gross charge-offs over recent quarters, we recognize that future charge-offs and resulting provisions for credit losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets.

The allowance for credit loss accounting in effect at December 31, 2022 and all prior periods was based on our estimate of probable incurred loan losses as of the reporting date (“incurred loss” methodology).  Under the CECL methodology, our allowance is based on the total amount of credit losses that are expected over the remaining life of the loan portfolio.  Our estimate of credit losses under CECL is determined using a complex model that relies on historical loss information including our own history as well as peer loss history, reasonable and supportable economic forecasts, and various qualitative factors.

The primary risk elements with respect to our commercial loans are the financial condition of the borrower, sufficiency of collateral and timeliness of scheduled payments.  We have a policy of reviewing periodic financial statements from commercial loan customers and have a disciplined and formalized review of the existence of collateral and its value.  The primary risk element with respect to residential and consumer loans is the timeliness of scheduled payments.  We have a reporting process that monitors past due loans and have adopted policies to pursue creditors’ rights in order to preserve our collateral position.  Over the past several years, consumer delinquency has been nominal.

Under CECL, for commercial loans not identified as collateral dependent, we estimate the CECL reserve based on the internal risk grade of such loans.  We use a loan rating method based upon an eight point system.  Loans are stratified between real estate secured and non-real estate secured.  The real estate secured portfolio is further stratified by the type of real estate.  Each stratified portfolio is assigned a loss allocation factor.  A higher numerical grade assigned to a loan category generally results in a greater allocation percentage.  Changes in risk grade of loans affect the amount of the allowance allocation.

We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (27.5%), followed by Manufacturing (13.3%) and Retail Trade (11.7%).

The table below breaks down our commercial loan portfolio by industry type at March 31, 2023 and identifies the percentage of loans in each type that have a pass rating within our grading system (4 or better) and criticized rating (5 or worse) (dollars in thousands):

Index
	Total	Percent of Total Loans	Percent Grade 4 or Better	Percent Grade 5 or Worse
Industry:
Agricultural Products	$47,478	4.67%	85.04%	14.96%
Mining and Oil Extraction	397	0.04%	89.17%	10.83%
Construction	86,876	8.54%	97.56%	2.44%
Manufacturing	134,851	13.26%	96.34%	3.66%
Wholesale Trade	68,215	6.71%	100.00%	0.00%
Retail Trade	119,262	11.73%	99.95%	0.05%
Transportation and Warehousing	68,983	6.78%	99.94%	0.06%
Information	567	0.06%	5.47%	94.53%
Finance and Insurance	44,467	4.37%	100.00%	0.00%
Real Estate and Rental and Leasing	279,131	27.45%	99.98%	0.02%
Professional, Scientific and Technical Services	5,807	0.57%	96.68%	3.32%
Management of Companies and Enterprises	756	0.07%	100.00%	0.00%
Administrative and Support Services	24,246	2.38%	98.41%	1.59%
Education Services	4,639	0.46%	100.00%	0.00%
Health Care and Social Assistance	37,907	3.73%	100.00%	0.00%
Arts, Entertainment and Recreation	3,588	0.35%	91.56%	8.44%
Accommodations and Food Services	51,198	5.04%	86.78%	13.22%
Other Services	38,334	3.77%	100.00%	0.00%
Total commercial loans	$1,016,702	100.00%	97.78%	2.22%

Considering our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $13.8 million at March 31, 2023 (under CECL) and $12.8 million at December 31, 2022 (under incurred loss).  The qualitative component of our allowance allocated to commercial loans was $11.2 million at March 31, 2023 (under CECL) compared to $12.7 million at December 31, 2022 (under incurred loss).  Under CECL, we use historical peer loss history so the quantitative component receives a higher allocation and, with the addition of reasonable and supportable forecast assumption under CECL in choosing the historical loss period, less qualitative allocations related to economic conditions are necessary.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  The determination of the allowance allocation percentage is based principally on peer historical loss experience under CECL.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous allowance for credit losses for consumer loans was $2.8 million at March 31, 2023 (under CECL) and $2.2 million at December 31, 2022 (under incurred loss).

Allowance for credit losses allocated to loans identified as collateral dependent were $6,000 at March 31, 2023 (under CECL).  Allowance allocations for loans identified as impaired at December 31, 2022 (under incurred loss) were $295,000.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for credit losses is available for any loan loss without regard to loan type.

See Note 1 - Significant Accounting Policies in this Form 10-Q for further descriptions of our allowance for credit loss estimation process.  See also Note 3 - Loans in this Form 10-Q for further information regarding our loan portfolio and allowance.

Bank-Owned Life Insurance:  Bank-owned life insurance increased $212,000 from December 31, 2022 to March 31, 2023 due to earnings on the underlying policies.

Premises and Equipment:   Premises and equipment totaled $40.2 million at March 31, 2023, down $57,000 from $40.3 million at December 31, 2022.

Deposits and Other Borrowings: Total deposits decreased $284.2 million to $2.33 billion at March 31, 2023, as compared to $2.62 billion at December 31, 2022.   While the Bank experienced a decline in deposit balances during the three months ended March 31, 2023, most of the decline took place prior to the early March 2023 bank failures noted earlier.  We experienced a seasonal run up in business deposits of about $90 million in December 2022, which came back out in January 2023.  In addition, a couple of large business customers removed deposits totaling nearly $90 million in early March 2023 for specific designated purposes.  We saw very little change in our deposit balances overall following the news of the bank failures and banking system disruption.

Index
Our deposit base is primarily made up of many small accounts, and balances at March 31, 2023 were comprised of 48% personal customers and 52% business customers.  Our core deposits - which we define as deposits we have sourced within our local markets - represented 100% of our total deposits at March 31, 2023.  Our total balances of $2.33 billion at March 31, 2023 remain elevated, reflecting a $625.5 million increase, or 37%, over pre-pandemic totals of $1.71 billion as of March 31, 2020.

Non-interest checking account balances decreased $144.4 million during the first three months of 2023.  Interest bearing demand account balances decreased $151.9 million and savings and money market account balances decreased $63.5 million in the first three months of 2023 as municipal and business customers have begun deploying their excess balances they carried during the pandemic, including stimulus funding.  Certificates of deposits increased by $75.6 million in the first three months of 2023 reflecting our increases in offered interest rates, particularly in the 12-18 month term.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 30% of total deposits at March 31, 2023 and 31% of total deposits at December 31, 2022.   In recent years, because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  We have begun to see some of these balances move to higher earning deposit types.  Interest bearing demand, including money market and savings accounts, comprised 63% of total deposits at March 31, 2023 and 64% at December 31, 2022. Time accounts as a percentage of total deposits were 7% at March 31, 2023 and 4% at December 31, 2022.

Deposit balances in excess of the $250,000 FDIC insured limit totaled approximately $962.7 million, or 41% of total deposits, at March 31, 2023 and approximately $1.21 billion, or 45% of total deposits, at December 31, 2022.  As discussed previously, we have sufficient liquid resources to cover all of the uninsured balances at March 31, 2023.

Borrowed funds at March 31, 2023 consisted of $30.0 million of Federal Home Loan Bank (“FHLB”) advances.  Borrowed funds at December 31, 2022 consisted of $30.0 million of FHLB advances.  At March 31, 2023, we had $242.3 million in available borrowing capacity at the FHLB.

CAPITAL RESOURCES

Total shareholders’ equity of $260.6 million at March 31, 2023 reflected an increase of $13.5 million from $247.0 million at December 31, 2022. The increase was primarily a result of net income of $12.0 million earned in the first three months of 2023 and a positive swing of $5.3 million in accumulated other comprehensive income (“AOCI”), partially offset by a payment of $2.7 million in cash dividends to shareholders and $1.2 million reduction from adoption of the ASU 2016-13 CECL standard on January 1, 2023.  The positive swing in AOCI was attributable to a decrease in market interest rates on bonds during the first quarter 2023 causing an increase in market value on our investment securities available for sale.  The Bank was categorized as “well capitalized” at March 31, 2023.  The amount of capital retained by the Bank in excess of well capitalized minimums was $127.2 million at March 31, 2023.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	March 31, 2023	Dec 31, 2022	Sept 30, 2022	June 30, 2022	March 31, 2022
Total capital to risk weighted assets	18.1%	17.9%	17.6%	17.5%	17.9%
Common Equity Tier 1 to risk weighted assets	17.1	16.9	16.7	16.5	16.9
Tier 1 capital to risk weighted assets	17.1	16.9	16.7	16.5	16.9
Tier 1 capital to average assets	10.3	9.7	9.3	9.1	8.8

Index
LIQUIDITY

Liquidity of Macatawa Bank: The liquidity of a financial institution reflects its ability to manage a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the FRB’s discount window, the Federal Home Loan Bank, federal funds purchased lines of credit and other secured borrowing sources with our correspondent banks, loan payments by our borrowers, maturity and sales of our securities available for sale, maturities of our securities held to maturity, growth of our deposits, federal funds sold and other short-term investments, and the various capital resources discussed above.  In March 2023, the Federal Reserve Bank introduced a new borrowing facility named the Bank Term Funding Program.  This program allows an institution to borrow against its investment portfolio at a fixed rate for up to one year and to use their investment portfolio for liquidity without incurring losses by liquidating those investments.  At March 31, 2023, we would qualify for approximately $642.2 million in such borrowing capacity.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At March 31, 2023, the Bank held $391.3 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks, including the Bank Term Funding Program discussed above, of approximately $951.0 million as of March 31, 2023.  Finally, because we have maintained the discipline of buying shorter-term bond durations in our investment securities portfolio, we have $393.0 million in bond maturities and paydowns coming into the Bank in the next 24 months ending March 31, 2025.

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At March 31, 2023, we had a total of $719.0 million in unused lines of credit, $115.1 million in unfunded loan commitments and $11.9 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2022, the Bank paid dividends to the Company totaling $11.9 million.  In the same period, the Company paid $10.9 million in dividends to its shareholders.  On February 27, 2023, the Bank paid a dividend totaling $3.1 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on February 28, 2023 to shareholders of record on February 13, 2023.  The cash distributed for this cash dividend payment totaled $2.7 million.   The Company retained the remaining balance in each period for general corporate purposes.  At March 31, 2023, the Bank had a retained earnings balance of $114.5 million.

The Company’s cash balance at March 31, 2023 was $8.1 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and future results could differ.  The allowance for credit losses, other real estate owned valuation, loss contingencies, revenue recognition and income taxes are deemed critical due to the required level of management judgment and the use of estimates, making them particularly subject to change.

Our methodology for determining the allowance for credit losses and the related provision for credit losses is described above in the “Allowance for Credit Losses” discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for credit losses and the related provision for credit losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for credit losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for credit losses that may be significantly different than the levels that we recorded in the first three months of 2023.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At March 31, 2023, we had gross deferred tax assets of $10.8 million and gross deferred tax liabilities of $2.3 million resulting in a net deferred tax asset of $8.5 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  We concluded at March 31, 2023 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

Index
The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2023 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$380,272	(6.13)%	$92,806	1.64%
Interest rates up 100 basis points	392,526	(3.10)	92,049	0.81
No change	405,104	—	91,313	—
Interest rates down 100 basis points	412,343	1.79	90,291	(1.12)
Interest rates down 200 basis points	402,802	(0.57)	87,957	(3.68)

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2023, the end of the period covered by this report.

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

The following table provides information regarding the Company’s purchase of its own common stock during the first quarter of 2023.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock surrendered to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period
January 1 - January 31, 2023
Employee Transactions	1,338	$10.92
February 1 - February 28, 2023
Employee Transactions	—	$—
March 1 - March 31, 2023
Employee Transactions	—	$—
Total for First Quarter ended March 31, 2023
Employee Transactions	1,338	$10.92

Item 6.	EXHIBITS.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
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

Dated: April 27, 2023