Form 10-Q
period 2023-09-30
MACATAWA BANK CORP
filed 2023-10-26
CIK 1053584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,291,487 shares of the Company's Common Stock (no par value) were outstanding as of October 26, 2023.

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

INDEX

Part I Financial Information

Item 1.

MACATAWA BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2023 (unaudited) and December 31, 2022

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$40,687	$51,215
Federal funds sold and other short-term investments	469,786	703,955
Cash and cash equivalents	510,473	755,170
Debt securities available for sale, at fair value	503,277	499,257
Debt securities held to maturity (fair value 2023 - $314,458 and 2022 - $332,650)	330,003	348,765
Federal Home Loan Bank (FHLB) stock	10,211	10,211
Loans held for sale, at fair value	—	215
Total loans	1,291,290	1,177,748
Allowance for credit losses	(17,001)	(15,285)
Net loans	1,274,289	1,162,463
Premises and equipment – net	39,399	40,306
Accrued interest receivable	9,957	7,606
Bank-owned life insurance	54,043	53,345
Other real estate owned - net	—	2,343
Net deferred tax asset	10,226	9,712
Other assets	17,832	17,526
Total assets	$2,759,710	$2,906,919
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$653,052	$834,879
Interest-bearing	1,792,534	1,780,263
Total deposits	2,445,586	2,615,142
Other borrowed funds	30,000	30,000
Accrued expenses and other liabilities	14,247	14,739
Total liabilities	2,489,833	2,659,881
Commitments and contingent liabilities	—	—
Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 34,291,487 and 34,298,640 shares issued and outstanding at September 30, 2023 and December 31, 2022	220,089	219,578
Retained earnings	83,349	59,036
Accumulated other comprehensive loss	(33,561)	(31,576)
Total shareholders' equity	269,877	247,038
Total liabilities and shareholders' equity	$2,759,710	$2,906,919

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three and nine month periods ended September 30, 2023 and 2022

(unaudited)

(Dollars in thousands, except per share data)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Interest income
Loans, including fees	$18,065	$12,164	$50,900	$32,905
Securities
Taxable	4,565	3,323	13,643	7,375
Tax-exempt	671	668	2,048	2,102
FHLB Stock	80	53	217	155
Federal funds sold and other short-term investments	6,406	4,667	17,366	6,915
Total interest income	29,787	20,875	84,174	49,452
Interest expense
Deposits	7,383	944	17,693	1,346
Other borrowings	160	160	474	827
Total interest expense	7,543	1,104	18,167	2,173
Net interest income	22,244	19,771	66,007	47,279
Provision for credit losses	(150)	—	150	(1,500)
Net interest income after provision for credit losses	22,394	19,771	65,857	48,779
Noninterest income
Service charges and fees	1,061	1,263	3,072	3,693
Net gains on mortgage loans	5	166	37	673
Trust fees	1,109	969	3,277	3,153
ATM and debit card fees	1,675	1,724	5,077	5,084
Bank owned life insurance ("BOLI") income	239	217	660	687
Other	527	550	1,633	1,695
Total noninterest income	4,616	4,889	13,756	14,985
Noninterest expense
Salaries and benefits	6,949	6,639	20,490	19,331
Occupancy of premises	1,024	989	3,260	3,232
Furniture and equipment	1,050	1,014	3,145	3,017
Legal and professional	355	268	973	733
Marketing and promotion	225	196	648	586
Data processing	1,002	984	2,963	2,792
FDIC assessment	330	201	990	578
Interchange and other card expense	426	405	1,212	1,184
Bond and D&O Insurance	123	129	366	389
Other	1,305	1,302	3,580	3,936
Total noninterest expenses	12,789	12,127	37,627	35,778
Income before income tax	14,221	12,533	41,986	27,986
Income tax expense	2,808	2,488	8,257	5,372
Net income	$11,413	$10,045	$33,729	$22,614
Basic earnings per common share	$0.33	$0.29	$0.98	$0.66
Diluted earnings per common share	$0.33	$0.29	$0.98	$0.66
Cash dividends per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and nine month periods ended September 30, 2023 and 2022

(unaudited)

(Dollars in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net income	$11,413	$10,045	$33,729	$22,614
Other comprehensive income (loss):
Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	(3,540)	(17,714)	(2,496)	(41,085)
Net unrealized gain at time of transfer on securities transferred to held-to-maturity	—	—	—	113
Amortization of net unrealized gains on securities transferred to held-to-maturity	(5)	(5)	(16)	(16)
Tax effect	744	3,721	527	8,608
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	(2,801)	(13,998)	(1,985)	(32,380)
Less: reclassification adjustments:
Reclassification for gains included in net income	—	—	—	—
Tax effect	—	—	—	—
Reclassification for gains included in net income, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	(2,801)	(13,998)	(1,985)	(32,380)
Comprehensive income (loss)	$8,612	$(3,953)	$31,744	$(9,766)

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Three and nine month periods ended September 30, 2023 and 2022

(unaudited)

(Dollars in thousands, except per share data)

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders'
	Stock	Earnings	Income (Loss)	Equity
Balance, July 1, 2022	$219,456	$42,332	$(18,679)	$243,109
Net income for the three months ended September 30, 2022	—	10,045	—	10,045
Cash dividends at $0.08 per share	—	(2,729)	—	(2,729)
Repurchase of 1,662 shares for taxes withheld on vested restricted stock	(15)	—	—	(15)
Other comprehensive loss, net of tax	—	—	(13,998)	(13,998)
Stock compensation expense	142	—	—	142
Balance, September 30, 2022	$219,583	$49,648	$(32,677)	$236,554

Balance, July 1, 2023	$219,909	$74,670	$(30,760)	$263,819
Net income for the three months ended September 30, 2023	—	11,413	—	11,413
Cash dividends at $0.08 per share	—	(2,734)	—	(2,734)
Repurchase of shares for taxes withheld on vested restricted stock	—	—	—	—
Other comprehensive loss, net of tax	—	—	(2,801)	(2,801)
Stock compensation expense	180	—	—	180
Balance, September 30, 2023	$220,089	$83,349	$(33,561)	$269,877

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders'
	Stock	Earnings	Income (Loss)	Equity
Balance, January 1, 2022	$219,082	$35,220	$(297)	$254,005
Net income for the nine months ended September 30, 2022	—	22,614	—	22,614
Cash dividends at $0.24 per share	—	(8,186)	—	(8,186)
Repurchase of 3,815 shares for taxes withheld on vested restricted stock	(35)	—	—	(35)
Other comprehensive loss, net of tax	—	—	(32,380)	(32,380)
Stock compensation expense	536	—	—	536
Balance, September 30, 2022	$219,583	$49,648	$(32,677)	$236,554

Balance, January 1, 2023	$219,578	$59,036	$(31,576)	$247,038
Adoption of ASU 2016-13, net of tax	—	(1,215)	—	(1,215)
Net income for the nine months ended September 30, 2023	—	33,729	—	33,729
Cash dividends at $0.24 per share	—	(8,201)	—	(8,201)
Repurchase of 2,145 shares for taxes withheld on vested restricted stock	(22)	—	—	(22)
Other comprehensive income, net of tax	—	—	(1,985)	(1,985)
Stock compensation expense	533	—	—	533
Balance, September 30, 2023	$220,089	$83,349	$(33,561)	$269,877

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine month periods ended September 30, 2023 and 2022

(unaudited)

(Dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities
Net income	$33,729	$22,614
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	266	1,493
Stock compensation expense	533	536
Provision for credit losses	150	(1,500)
Origination of loans for sale	(2,904)	(25,009)
Proceeds from sales of loans originated for sale	3,156	26,855
Net gains on mortgage loans	(37)	(673)
Net gain on sales of other real estate	(356)	(47)
Deferred income tax expense	336	585
Earnings in bank-owned life insurance	(660)	(687)
Change in accrued interest receivable and other assets	(2,657)	(5,536)
Change in accrued expenses and other liabilities	(554)	1,499
Net cash from operating activities	31,002	20,130
Cash flows from investing activities
Loan originations and payments, net	(113,452)	(29,220)
Purchases of securities available for sale	(24,072)	(232,108)
Purchases of securities held to maturity	(9,613)	(160,481)
Proceeds from:
Maturities and calls of securities available for sale	8,160	17,486
Maturities and calls of securities held to maturity	23,300	37,998
Principal paydowns on securities available for sale	10,740	12,003
Principal paydowns on securities held to maturity	5,016	33,149
Sales of other real estate	2,699	47
Redemption of FHLB stock	—	1,347
Additions to premises and equipment	(698)	(605)
Net cash for investing activities	(97,920)	(320,384)
Cash flows from financing activities
Change in deposits	(169,556)	(21,761)
Repayments and maturities of other borrowed funds	—	(80,000)
Proceeds from other borrowed funds	—	25,000
Repurchase of shares for taxes withheld on vested restricted stock	(22)	(35)
Cash dividends paid	(8,201)	(8,186)
Net cash for financing activities	(177,779)	(84,982)
Net change in cash and cash equivalents	(244,697)	(385,236)
Cash and cash equivalents at beginning of period	755,170	1,151,788
Cash and cash equivalents at end of period	$510,473	$766,552

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Nine month periods ended September 30, 2023 and 2022

(unaudited)

(Dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Supplemental cash flow information
Interest paid	$17,499	$2,204
Income taxes paid	7,400	5,000
Supplemental noncash disclosures:
Security settlement	—	1,000
Transfer of securities from available for sale to held to maturity	—	123,469

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

Operating results for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company's loan portfolio classes as of September 30, 2023 were as follows:

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

For periods beyond the forecast period, the loss rate reverts back to the baseline lifetime loss.  As of September 30, 2023, the Company used a one-year reasonable and supportable economic forecast period, with a nine-month straight-line reversion period for all loan classes.  In determining the reasonable and supportable economic forecast period, the Company used a consensus economic forecast from a third-party provider that provided forecasts from twenty five leading economists.  The Company considered the September 2023 report's consensus/mean estimates for gross domestic product and unemployment rates and selected a loss period for the reasonable and supportable forecast period that most closely matched that consensus ( December 2006 to June 2007).  The forecast period used at September 30, 2023 was not materially different from the one used in the June 30, 2023 calculation.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the respective term of the loan using the level-yield method without anticipating prepayments. Accrued interest on loans totaled $4.8 million at September 30, 2023 and $4.0 million at December 31, 2022.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level yield method without anticipating prepayments. Gains and losses on sales are based on the amortized cost of the security sold. Accrued interest receivable on securities totaled $4.4 million at September 30, 2023 and $3.4 million at December 31, 2022.

ACL - Securities Available for Sale - For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income with an allowance being established under CECL.  For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors.  In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses ("ACL") is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense.  Losses are charged against the allowance when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes.  The Company has never experienced a loss on any debt securities AFS.  At September 30, 2023, there was no ACL related to debt securities AFS.  Accrued interest receivable on debt securities was excluded from the estimate of credit losses.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACL - Securities Held to Maturity - Since the adoption of CECL, the Company measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected.  HTM securities are charged off against the ACL when deemed uncollectible.  Adjustments to the ACL are reported in the Company's Consolidated Statements of Income in the provision for credit losses.  Accrued interest receivable on HTM securities is excluded from the estimate of credit losses.  With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities.  With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities.  The Company has never experienced any loss on HTM securities.  At September 30, 2023, there was no ACL related to securities HTM.

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

Derivatives: Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank. At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer. This is known as a back-to-back swap agreement. Under this arrangement the Bank has two freestanding interest rate swaps, each of which is carried at fair value. As the terms mirror each other, there is no income statement impact to the Bank. At September 30, 2023 and December 31, 2022, the total notional amount of such agreements was $110.7 million and $125.3 million, respectively, and resulted in a derivative asset with a fair value of $6.8 million and $6.5 million, respectively, which were included in other assets and a derivative liability of $6.8 million and $6.5 million, respectively, which were included in other liabilities.

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

Changes in the fair values of these interest rate lock and mortgage backed security and forward commitment derivatives are included in net gains on mortgage loans.  The fair value of interest rate lock commitments was $(2,000) at September 30, 2023 and $0 at December 31, 2022.  The net fair value of mortgage backed security derivatives was $2,000 at September 30, 2023 and $0 at December 31, 2022.

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. As of September 30, 2023 and December 31, 2022, these loans had net unrealized gains of $0 and $4,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold with servicing released; therefore no mortgage servicing right assets are established.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2023
Available for Sale
U.S. Treasury and federal agency securities	$255,887	$—	$(15,774)	$240,113
U.S. Agency MBS and CMOs	127,040	—	(17,078)	109,962
Tax-exempt state and municipal bonds	34,614	—	(1,365)	33,249
Taxable state and municipal bonds	116,132	4	(7,927)	108,209
Corporate bonds and other debt securities	12,161	—	(417)	11,744
	$545,834	$4	$(42,561)	$503,277

Held to Maturity
U.S. Treasury	$251,248	$—	$(12,277)	$238,971
Tax-exempt state and municipal bonds	78,755	55	(3,323)	75,487
	$330,003	$55	$(15,600)	$314,458

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2022
Available for Sale:
U.S. Treasury and federal agency securities	$240,921	$23	$(16,310)	$224,634
U.S. Agency MBS and CMOs	128,165	—	(14,347)	113,818
Tax-exempt state and municipal bonds	37,198	10	(498)	36,710
Taxable state and municipal bonds	120,647	49	(8,525)	112,171
Corporate bonds and other debt securities	12,387	—	(463)	11,924
	$539,318	$82	$(40,143)	$499,257
Held to Maturity
U.S. Treasury	$251,307	$—	$(13,677)	$237,630
Tax-exempt state and municipal bonds	97,458	415	(2,853)	95,020
	$348,765	$415	$(16,530)	$332,650

There were no sales of securities in the three and nine month periods ended September 30, 2023 and 2022.

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

Contractual maturities of debt securities at September 30, 2023 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$133,471	$131,195	$96,702	$95,025
Due from one to five years	179,098	166,829	304,828	283,371
Due from five to ten years	17,434	16,434	18,656	16,224
Due after ten years	—	—	125,648	108,657
	$330,003	$314,458	$545,834	$503,277

Securities with unrealized losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2023	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. Treasury and federal agency securities	$32,037	$(293)	$208,077	$(15,481)	$240,114	$(15,774)
U.S. Agency MBS and CMOs	27,594	(646)	82,369	(16,432)	109,963	(17,078)
Tax-exempt state and municipal bonds	18,452	(692)	14,796	(673)	33,248	(1,365)
Taxable state and municipal bonds	12,611	(153)	93,537	(7,774)	106,148	(7,927)
Corporate bonds and other debt securities	460	(10)	11,284	(407)	11,744	(417)
	$91,154	$(1,794)	$410,063	$(40,767)	$501,217	$(42,561)

Held to Maturity
U.S. Treasury	$—	$—	$238,972	$(12,277)	$238,972	$(12,277)
Tax-exempt state and municipal bonds	14,869	(206)	53,122	(3,117)	67,991	(3,323)
	$14,869	$(206)	$292,094	$(15,394)	$306,963	$(15,600)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	Loss	Value	Loss	Value	Loss
Available for Sale:
U.S. Treasury and federal agency securities	$144,796	$(6,230)	$66,008	$(10,080)	$210,804	$(16,310)
U.S. Agency MBS and CMOs	64,427	(4,789)	41,340	(9,558)	105,767	(14,347)
Tax-exempt state and municipal bonds	31,337	(498)	—	—	31,337	(498)
Taxable state and municipal bonds	71,165	(3,337)	33,452	(5,188)	104,617	(8,525)
Corporate bonds and other debt securities	10,668	(357)	1,256	(106)	11,924	(463)
	$322,393	$(15,211)	$142,056	$(24,932)	$464,449	$(40,143)

Held to Maturity:
U.S. Treasury	$237,630	$(13,677)	$—	$—	$237,630	$(13,677)
Tax-exempt state and municipal bonds	57,671	(2,314)	21,721	(539)	79,392	(2,853)
	$295,301	$(15,991)	$21,721	$(539)	$317,022	$(16,530)

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

At September 30, 2023, 455 securities available for sale with fair values totaling $501.2 million had unrealized losses totaling $42.6 million. At December 31, 2022, 444 securities available for sale with fair values totaling $464.4 million had unrealized losses totaling $40.1 million.  For securities available for sale with unrealized losses, management considered the financial condition of the issuer and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2023, 81 securities held to maturity with fair values totaling $307.0 million had unrealized losses totaling $15.6 million. At December 31, 2022, 76 securities held to maturity with fair values totaling $317.0 million had unrealized losses totaling $16.5 million.  Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Management determined that the unrealized losses for each period and each investment were attributable to changes in interest rates and not due to credit quality. As such, no allowance for credit losses on securities available for sale or held to maturity have been established as of September 30, 2023.

Securities with a carrying value of approximately $3.6 million and $3.5 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at September 30, 2023 and December 31, 2022, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	September 30,	December 31,
	2023	2022
Commercial and industrial	$488,224	$441,716

Commercial real estate:
Residential developed	5,040	7,234
Unsecured to residential developers	800	—
Vacant and unimproved	37,084	36,270
Commercial development	89	103
Residential improved	116,407	112,791
Commercial improved	257,673	259,281
Manufacturing and industrial	150,192	121,924
Total commercial real estate	567,285	537,603
Consumer:
Residential mortgage	180,420	139,148
Unsecured	113	121
Home equity	51,798	56,321
Other secured	3,450	2,839
Total consumer	235,781	198,429
Total loans	1,291,290	1,177,748
Allowance for credit losses	(17,001)	(15,285)
	$1,274,289	$1,162,463

The totals above are shown net of deferred fees and costs. Deferred fees on loans totaled $1.4 million and $1.3 million at September 30, 2023 and December 31, 2022, respectively. Deferred costs on loans totaled $1.5 million and $1.4 million at September 30, 2023 and December 31, 2022, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for credit losses by portfolio segment was as follows (dollars in thousands):

	Commercial
	and	Commercial
Three months ended September 30, 2023	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,011	$6,928	$3,099	$71	$17,109
Charge-offs	—	—	(41)	—	(41)
Recoveries	8	50	25	—	83
Provision for credit losses (1)	(398)	114	177	(43)	(150)
Ending Balance	$6,621	$7,092	$3,260	$28	$17,001

	Commercial
	and	Commercial
Nine months ended September 30, 2023	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance, prior to adoption of ASU 2016-03	$5,596	$7,180	$2,458	$51	$15,285
Impact of adoption of ASU 2016-03	1,299	(212)	389	—	1,476
Charge-offs	—	—	(84)	—	(84)
Recoveries	24	56	94	—	174
Provision for credit losses (1)	(298)	68	403	(23)	150
Ending Balance	$6,621	$7,092	$3,260	$28	$17,001

	Commercial
	and	Commercial
Three months ended September 30, 2022	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,256	$7,022	$2,316	$37	$14,631
Charge-offs	—	—	(46)	—	(46)
Recoveries	175	5	56	—	236
Provision for credit losses (1)	179	(147)	(14)	(18)	—
Ending Balance	$5,610	$6,880	$2,312	$19	$14,821

	Commercial
	and	Commercial
Nine months ended September 30, 2022	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,176	$8,051	$2,633	$29	$15,889
Charge-offs	(38)	—	(103)	—	(141)
Recoveries	185	276	112	—	573
Provision for credit losses (1)	287	(1,447)	(330)	(10)	(1,500)
Ending Balance	$5,610	$6,880	$2,312	$19	$14,821

(1)	Beginning January 1, 2023, calculation is based on CECL methodology. Prior to January 1, 2023, calculation was based on probable incurred loss methodology.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents gross chargeoffs for the nine months ended September 30, 2023 by portfolio class and origination year (dollars in thousands):

Term Loans By Origination Year
Revolving
September 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total

Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial development	—	—	—	—	—	—	—	—
Commercial improved	—	—	—	—	—	—	—	—
Manufacturing and industrial	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—
Residential improved	—	—	—	—	—	—	—	—
Vacant and unimproved	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—

Residential mortgage	—	—	—	—	—	—	—	—
Consumer unsecured	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	84	84
Total consumer	—	—	—	—	—	—	84	84

Total loans	—	—	—	—	—	—	84	84

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

The amortized cost of collateral-dependent loans by class as of September 30, 2023 was as follows (dollars in thousands):

Collateral Type
Allowance
September 30, 2023	Real Estate	Other	Allocated

Commercial and industrial	$584	$—	$—
Commercial real estate:
Residential developed	—	—	—
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	27	—	—
Commercial improved	296	—	—
Manufacturing and industrial	546	—	—
	869	—	—
Consumer
Residential mortgage	—	—	—
Unsecured	—	—	—
Home equity	—	—	—
Other secured	—	—	—
Consumer	—	—	—
Total	$1,453	$—	$—

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	Commercial
	and	Commercial
December 31, 2022	Industrial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$55	$20	$220	$—	$295
Collectively evaluated for impairment	5,541	7,160	2,238	51	14,990
Total ending allowance balance	$5,596	$7,180	$2,458	$51	$15,285
Loans:
Individually reviewed for impairment	$3,603	$518	$2,886	$—	$7,007
Collectively evaluated for impairment	438,113	537,085	195,543	—	1,170,741
Total ending loans balance	$441,716	$537,603	$198,429	$—	$1,177,748

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of  December 31, 2022 (dollars in thousands):

	Unpaid			Year-To-Date
	Principal	Recorded	Allowance	Average Recorded
December 31, 2022	Balance	Investment	Allocated	Investment
With no related allowance recorded:
Commercial and industrial	$3,278	$3,278	$—	$2,338
Commercial real estate:
Residential improved	31	31	—	33
	31	31	—	33
Consumer	—	—	—	—
Total with no related allowance recorded	$3,309	$3,309	$—	$2,371

With an allowance recorded:
Commercial and industrial	$325	$325	$55	$365
Commercial real estate:
Commercial improved	307	307	9	313
Manufacturing and industrial	180	180	11	185
	487	487	20	498
Consumer:
Residential mortgage	2,653	2,653	202	2,619
Unsecured	29	29	2	29
Home equity	204	204	16	234
	2,886	2,886	220	2,882
Total with an allowance recorded	$3,698	$3,698	$295	$3,745
Total	$7,007	$7,007	$295	$6,116

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2023 and December 31, 2022:

				Over 90	Total
	Nonaccrual with	Nonaccrual with		days	Nonperforming
September 30, 2023	No Allowance	Allowance	Total Nonaccrual	Accruing	Loans
Commercial and industrial	$—	$—	$—	$—	$—

Commercial real estate:
Residential developed	—	—	—	—	—
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	—	—
Commercial development	—	—	—	—	—
Residential Improved	—	—	—	—	—
Commercial improved	—	—	—	—	—
Manufacturing and industrial	—	—	—	—	—
	—	—	—	—	—
Consumer:
Residential mortgage	—	1	1	—	1
Unsecured	—	—	—	—	—
Home equity	—	—	—	—	—
Other secured	—	—	—	—	—
	—	1	1	—	1
Total	$—	$1	$1	$—	$1

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

				Over 90	Total
	Nonaccrual with	Nonaccrual with		days	Nonperforming
December 31, 2022	No Allowance	Allowance	Total Nonaccrual	Accruing	Loans
Commercial and industrial	$—	$—	$—	$—	$—

Commercial real estate:
Residential developed	—	—	—	—	—
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	—	—
Commercial development	—	—	—	—	—
Residential improved	—	—	—	—	—
Commercial improved	—	—	—	—	—
Manufacturing and industrial	—	—	—	—	—
	—	—	—	—	—
Consumer:
Residential mortgage	—	78	78	—	78
Unsecured	—	—	—	—	—
Home equity	—	—	—	—	—
Other secured	—	—	—	—	—
	—	78	78	—	78
Total	$—	$78	$78	$—	$78

No interest income was recognized on nonaccrual loans during the three and nine months ended September 30, 2023.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2023 and  December 31, 2022 by class of loans (dollars in thousands):

	30-90	Greater Than	Total	Loans Not
September 30, 2023	Days	90 Days	Past Due	Past Due	Total
Commercial and industrial	$—	$—	$—	$488,224	$488,224
Commercial real estate:
Residential developed	—	—	—	5,040	5,040
Unsecured to residential developers	—	—	—	800	800
Vacant and unimproved	—	—	—	37,084	37,084
Commercial development	—	—	—	89	89
Residential improved	—	—	—	116,407	116,407
Commercial improved	—	—	—	257,673	257,673
Manufacturing and industrial	—	—	—	150,192	150,192
	—	—	—	567,285	567,285
Consumer:
Residential mortgage	—	—	—	180,420	180,420
Unsecured	—	—	—	113	113
Home equity	—	—	—	51,798	51,798
Other secured	—	—	—	3,450	3,450
	—	—	—	235,781	235,781
Total	$—	$—	$—	$1,291,290	$1,291,290

	30-90	Greater Than	Total	Loans Not
December 31, 2022	Days	90 Days	Past Due	Past Due	Total
Commercial and industrial	$—	$—	$—	$441,716	$441,716
Commercial real estate:
Residential developed	—	—	—	7,234	7,234
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	36,270	36,270
Commercial development	—	—	—	103	103
Residential improved	—	—	—	112,791	112,791
Commercial improved	71	—	71	259,210	259,281
Manufacturing and industrial	—	—	—	121,924	121,924
	71	—	71	537,532	537,603
Consumer:
Residential mortgage	—	77	77	139,071	139,148
Unsecured	—	—	—	121	121
Home equity	24	—	24	56,297	56,321
Other secured	—	—	—	2,839	2,839
	24	77	101	198,328	198,429
Total	$95	$77	$172	$1,177,576	$1,177,748

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

The following table presents information regarding modifications to borrowers experiencing financial difficulty as of September 30, 2023 (dollars in thousands):

	September 30, 2023
		Outstanding	Percentage to
	Number of	Recorded	Total
	Loans	Balance	Loans
Commercial and industrial	3	$266	0.05%
Commercial real estate	3	493	0.09%
Consumer	31	2,690	1.14%
	37	$3,449	0.27%

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to modifications to borrowers experiencing financial difficulty as of September 30, 2023. The table presents the amount of accruing modifications that were on nonaccrual status prior to the modification, accruing at the time of modification and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the modified terms as of the period reported (dollars in thousands):

September 30,
2023
Accruing - nonaccrual at modification	$—
Accruing - accruing at modification	3,449
Accruing - upgraded to accruing after six consecutive payments	—
$3,449

There was one commercial loan modification made to a borrower experiencing financial difficulty during the three month period ended  September 30, 2023. The pre-modification balance of the loan was $584,000 and there was no writedown upon modification. There was one consumer loan and one commercial loan modification made to borrowers experiencing financial difficulty during the nine month period ended September 30, 2023.  The pre-modification balance of these loans totaled $618,000 and there were no writedowns upon modification.  There was one consumer loan modification made to a borrower experiencing financial difficulty during the three month period ended September 30, 2022.  The pre-modification balance of this loan totaled $278,000 and there was no writedown upon modification.  There were two consumer loan modifications during the nine month period ended September 30, 2022.  The pre-modification balance of these loans totaled $377,000 and there were no writedowns upon modification.

There were no defaults on loans with modifications to borrowers experiencing financial difficulty during the three and nine month periods ended September 30, 2023 and the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of modification were not material.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table summarizes loan ratings by grade for commercial loans (dollars in thousands):

	Term Loans Amortized Cost Basis By Origination Year and Risk Grades
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Commercial and industrial
Grades 1-3	$42,102	$56,819	$16,680	$5,488	$12,718	$41,434	$66,332	$241,573
Grade 4	55,344	40,840	22,181	14,968	7,699	24,553	72,555	238,140
Grade 5	—	415	59	284	72	1,232	5,820	7,882
Grade 6	584	—	20	—	—	25	—	629
Grade 7-8	—	—	—	—	—	—	—	—
	$98,030	$98,074	$38,940	$20,740	$20,489	$67,244	$144,707	$488,224
Residential development
Grades 1-3	$—	$—	$—	$—	$—	$—	$—	$—
Grade 4	399	612	679	—	—	—	3,350	5,040
Grade 5	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$399	$612	$679	$—	$—	$—	$3,350	$5,040
Unsecured to residential developers
Grades 1-3	$—	$—	$—	$—	$—	$800	$—	$800
Grade 4	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$800	$—	$800
Vacant and unimproved
Grades 1-3	$449	$4,842	$8,144	$6,874	$—	$83	$150	$20,542
Grade 4	1,548	2,498	2,671	7,987	157	110	239	15,210
Grade 5	1,332	—	—	—	—	—	—	1,332
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$3,329	$7,340	$10,815	$14,861	$157	$193	$389	$37,084
Commercial development
Grades 1-3	$—	$89	$—	$—	$—	$—	$—	$89
Grade 4	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$—	$89	$—	$—	$—	$—	$—	$89
Residential improved
Grades 1-3	$4,635	$12,320	$1,359	$8,797	$251	$5,225	$789	$33,376
Grade 4	974	553	33,253	1,795	7,092	15,454	23,882	83,003
Grade 5	—	—	28	—	—	—	—	28
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$5,609	$12,873	$34,640	$10,592	$7,343	$20,679	$24,671	$116,407
Commercial improved
Grades 1-3	$12,533	$22,410	$51,324	$19,385	$14,513	$15,695	$8,582	$144,442
Grade 4	6,353	34,017	16,729	31,082	16,674	2,080	443	107,378
Grade 5	269	26	—	—	2,164	3,098	—	5,557
Grade 6	—	—	296	—	—	—	—	296
Grade 7-8	—	—	—	—	—	—	—	—
	$19,155	$56,453	$68,349	$50,467	$33,351	$20,873	$9,025	$257,673
Manufacturing and industrial
Grades 1-3	$7,062	$35,006	$5,425	$6,672	$4,240	$3,824	$880	$63,109
Grade 4	16,712	26,539	12,692	7,603	5,641	13,138	1,665	83,990
Grade 5	170	—	—	—	—	305	—	475
Grade 6	—	—	—	—	—	2,618	—	2,618
Grade 7-8	—	—	—	—	—	—	—	—
	$23,944	$61,545	$18,117	$14,275	$9,881	$19,885	$2,545	$150,192

Total Commercial
Grades 1-3	$66,781	$131,486	$82,932	$47,216	$31,722	$67,061	$76,733	$503,931
Grade 4	81,330	105,059	88,205	63,435	37,263	55,335	102,134	532,761
Grade 5	1,771	441	87	284	2,236	4,635	5,820	15,274
Grade 6	584	—	316	—	—	2,643	—	3,543
Grade 7-8	—	—	—	—	—	—	—	—
	$150,466	$236,986	$171,540	$110,935	$71,221	$129,674	$184,687	$1,055,509

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans by year of origination and based on delinquency status at September 30, 2023 (dollars in thousands):

	Term Loans Amortized Cost Basis By Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Retail
Residential mortgage
Performing	$57,860	$40,375	$26,324	$9,800	$4,936	$29,136	$11,989	$180,420
Nonperforming	—	—	—	—	—	—	—	—
	$57,860	$40,375	$26,324	$9,800	$4,936	$29,136	$11,989	$180,420
Consumer unsecured
Performing	$—	$—	$—	$12	$13	$—	$88	$113
Nonperforming	—	—	—	—	—	—	—	—
	$—	$—	$—	$12	$13	$—	$88	$113
Home equity
Performing	$256	$701	$223	$461	$219	$1,989	$47,949	$51,798
Nonperforming	—	—	—	—	—	—	—	—
	$256	$701	$223	$461	$219	$1,989	$47,949	$51,798
Other
Performing	$1,658	$745	$607	$251	$50	$139	$—	$3,450
Nonperforming	—	—	—	—	—	—	—	—
	$1,658	$745	$607	$251	$50	$139	$—	$3,450

Total Retail	$59,774	$41,821	$27,154	$10,524	$5,218	$31,264	$60,026	$235,781

The following table presents the recorded investment in consumer loans based on payment status at  December 31, 2022 (dollars in thousands):

	Residential	Consumer	Home	Consumer
December 31, 2022	Mortgage	Unsecured	Equity	Other
Performing	$139,071	$121	$56,321	$2,839
Nonperforming	77	—	—	—
Total	$139,148	$121	$56,321	$2,839

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Available for sale securities
U.S. Treasury and federal agency securities	$240,113	$—	$240,113	$—
U.S. Agency MBS and CMOs	109,962	—	109,962	—
Tax-exempt state and municipal bonds	33,249	—	33,249	—
Taxable state and municipal bonds	108,209	—	108,209	—
Corporate bonds and other debt securities	11,744	—	11,744	—
Other equity securities	1,260	—	1,260	—
Loans held for sale	—	—	—	—
Interest rate swaps	6,812	—	6,812	—
Total assets measured at fair value on recurring basis	$511,349	$—	$511,349	$—

Interest rate swaps	$(6,812)	$—	$(6,812)	$—
Total liabilities measured at fair value on recurring basis	$(6,812)	$—	$(6,812)	$—

December 31, 2022
Available for sale securities
U.S. Treasury and federal agency securities	$224,634	$—	$224,634	$—
U.S. Agency MBS and CMOs	113,818	—	113,818	—
Tax-exempt state and municipal bonds	36,710	—	36,710	—
Taxable state and municipal bonds	112,171	—	112,171	—
Corporate bonds and other debt securities	11,924	—	11,924	—
Other equity securities	1,304	—	1,304	—
Loans held for sale	215	—	215	—
Interest rate swaps	6,463	—	6,463	—
Total assets measured at fair value on recurring basis	$507,239	$—	$507,239	$—

Interest rate swaps	$(6,463)	$—	$(6,463)	$—
Total liabilities measured at fair value on recurring basis	$(6,463)	$—	$(6,463)	$—

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Collateral dependent loans	$27	$—	$—	$27

December 31, 2022
Impaired loans	$328	$—	$—	$328

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range (%)
September 30, 2023
Collateral dependent loans	$27	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 41.0
		Income approach	Capitalization rate	7.5 to 8.5

	Asset Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range (%)
December 31, 2022
Impaired Loans	$328	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at September 30, 2023 and  December 31, 2022 (dollars in thousands):

	Level in	September 30, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$40,687	$40,687	$51,215	$51,215
Federal funds sold and other short-term investments	Level 1	469,786	469,786	703,955	703,955
Securities held to maturity - U.S. Treasury	Level 2	251,248	238,971	251,307	237,630
Securities held to maturity - tax-exempt and municipal	Level 3	78,755	75,487	97,458	95,020
FHLB stock	Level 3	10,211	10,211	10,211	10,211
Loans, net	Level 2	1,274,262	1,249,319	1,162,135	1,131,387
Bank owned life insurance	Level 3	54,043	54,043	53,345	53,345
Accrued interest receivable	Level 2	9,957	9,957	7,606	7,606
Financial liabilities
Deposits	Level 2	(2,445,586)	(2,447,649)	(2,615,142)	(2,615,860)
Other borrowed funds	Level 2	(30,000)	(29,006)	(30,000)	(28,666)
Accrued interest payable	Level 2	(554)	(554)	(114)	(114)
Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

The notional and fair value of derivative instruments as of September 30, 2023 and  December 31, 2022 are reflected in the following table (dollars in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
September 30, 2023
Derivative assets
Interest rate swaps	$55,349	Other Assets	$6,812

Derivative liabilities
Interest rate swaps	55,349	Other Liabilities	6,812

	Notional Amount	Balance Sheet Location	Fair Value
December 31, 2022
Derivative assets
Interest rate swaps	$62,661	Other Assets	$6,463

Derivative liabilities
Interest rate swaps	62,661	Other Liabilities	6,463

The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $6.8 million and $6.5 million as of September 30, 2023 and December 31, 2022, respectively.  The Bank has a master netting arrangement with the correspondent bank and has the right to offset, however it has elected to present the assets and liabilities gross.  The Bank is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position.  The Bank's derivative liability with the correspondent bank was $0 at September 30, 2023 and $0 at  December 31, 2022.  Securities pledged as collateral with fair values totaling $1.7 million and $1.7 million were provided to the counterparty correspondent bank as of September 30, 2023 and December 31, 2022, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $55.3 million as of September 30, 2023 and $62.7 million at December 31, 2022. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2023	2022
Noninterest-bearing demand	$653,052	$834,879
Interest bearing demand	660,714	760,889
Savings and money market accounts	847,429	922,418
Certificates of deposit	284,391	96,956
	$2,445,586	$2,615,142

Time deposits that exceeded the FDIC insurance limit of $250,000 were approximately $85.1 million at September 30, 2023 and $29.7 million at December 31, 2022.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

			Weighted
	Advance		Average
Principal Terms	Amount	Range of Maturities	Interest Rate
September 30, 2023
Single maturity fixed rate advance	$10,000	February 2024	2.63%
Putable advance	20,000	November 2024	1.81%
	$30,000

			Weighted
	Advance		Average
Principal Terms	Amount	Range of Maturities	Interest Rate
December 31, 2022
Single maturity fixed rate advance	$10,000	February 2024	2.63%
Putable advance	20,000	November 2024	1.81%
	$30,000

Each advance is subject to a prepayment fee if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity. These advances were collateralized by residential and commercial real estate loans totaling $463.5 million and $446.1 million under a blanket lien arrangement at September 30, 2023 and December 31, 2022, respectively. The $20.0 million putable advance at September 30, 2023 and  December 31, 2022 had a one-time put option on November 13, 2020. The FHLB did not exercise this option.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Scheduled repayments of FHLB advances as of September 30, 2023 were as follows (in thousands):

2023	$—
2024	30,000
2025	—
2026	—
2027	—
Thereafter	—
$30,000

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at September 30, 2023 and December 31, 2022, and the Company had approximately $1.3 million and $5.5 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $1.4 million and $5.8 million at September 30, 2023 and December 31, 2022, respectively.  In March 2023, the Federal Reserve Bank implemented a new lending facility called the Bank Term Funding Program.  This program allows a bank to borrow against its investment portfolio, at par value, with no reduction for unrealized losses.  The term is for one year and the interest rate is fixed at the time the advance is taken and there is no prepayment penalty.  Allowable investments for pledge are those the Federal Reserve Bank can own.  This would include all of the Company's investments except municipal securities and corporate bonds.  At September 30, 2023, the Company had no advances under this program and had $634.4 million in unused borrowing capacity under this program.  The program expires on March 11, 2024.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2023 and 2022 are as follows (dollars in thousands, except per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net income available to common shares	$11,413	$10,045	$33,729	$22,614
Weighted average shares outstanding, including participating stock awards - Basic	34,291,487	34,251,792	34,293,531	34,253,459
Dilutive potential common shares:
Stock options	—	—	—	—
Weighted average shares outstanding - Diluted	34,291,487	34,251,792	34,293,531	34,253,459
Basic earnings per common share	$0.33	$0.29	$0.98	$0.66
Diluted earnings per common share	$0.33	$0.29	$0.98	$0.66

There were no antidilutive shares of common stock in the three and nine month periods ended September 30, 2023 and 2022.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Current	$2,654	$2,436	$7,921	$4,787
Deferred	154	52	336	585
	$2,808	$2,488	$8,257	$5,372

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Statutory rate	21%	21%	21%	21%
Statutory rate applied to income before taxes	$2,986	$2,632	$8,817	$5,877
Deduct
Tax-exempt interest income	(114)	(137)	(362)	(434)
Bank-owned life insurance	(51)	(45)	(139)	(144)
Other, net	(13)	38	(59)	73
	$2,808	$2,488	$8,257	$5,372

The realization of deferred tax assets is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. Management believes it is more likely than not that all of the deferred tax assets at September 30, 2023 will be realized against deferred tax liabilities and projected future taxable income.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	September 30,	December 31,
	2023	2022
Deferred tax assets
Allowance for credit losses	$3,570	$3,210
Net deferred loan fees	—	—
Nonaccrual loan interest	13	12
Valuation allowance on other real estate owned	—	—
Unrealized loss on securities available for sale and transferred to held to maturity	8,921	8,394
Other	388	257
Gross deferred tax assets	12,892	11,873
Valuation allowance	—	—
Total net deferred tax assets	12,892	11,873
Deferred tax liabilities
Depreciation	(1,032)	(1,098)
Net deferred loan fees	(15)	(309)
Prepaid expenses	(303)	(21)
Other	(1,316)	(733)
Gross deferred tax liabilities	(2,666)	(2,161)
Net deferred tax asset	$10,226	$9,712

There were no unrecognized tax benefits at September 30, 2023 or  December 31, 2022 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to audit by the Internal Revenue Service for years before 2020.

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK

Some financial instruments are used to meet customer financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest rate risk in excess of the amount reported in the financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates.  Collateral or other security is normally not obtained for these financial instruments prior to their use and many of the commitments are expected to expire without being used.  Standby letters of credit are conditional commitments to guarantee a customer’s performance to a third party.  Exposure to credit loss if the customer does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit.  At September 30, 2023, the reserve for unfunded commitments was $73,000 and was included in other liabilities in the Company's consolidated balance sheet.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	September 30,	December 31,
	2023	2022
Commitments to extend credit	$83,509	$77,384
Letters of credit	10,034	13,455
Unused lines of credit	715,072	745,674

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $0 and $0 at September 30, 2023 and December 31, 2022, respectively.

The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline. These commitments were approximately$250,000 and $0 at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, approximately 39.1% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates. The remainder of the commitments to make loans were at variable rates tied to prime or one month term SOFR and generally expire within 30 days. The majority of the unused lines of credit were at variable rates tied to prime or SOFR.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of September 30, 2023, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

At September 30, 2023 and December 31, 2022, actual capital levels and minimum required levels were (dollars in thousands):

							To Be Well
			Minimum		Minimum Capital		Capitalized Under
			Capital		Adequacy With		Prompt Corrective
	Actual		Adequacy		Capital Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
CET1 capital (to risk weighted assets)
Consolidated	$303,438	17.7%	$77,330	4.5%	$120,292	7.0%	N/A	N/A
Bank	294,503	17.1	77,329	4.5	120,289	7.0	$111,697	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	303,438	17.7	103,107	6.0	146,068	8.5	N/A	N/A
Bank	294,503	17.1	103,105	6.0	146,065	8.5	137,473	8.0
Total capital (to risk weighted assets)
Consolidated	320,439	18.7	137,476	8.0	180,437	10.5	N/A	N/A
Bank	311,504	18.1	137,473	8.0	180,434	10.5	171,842	10.0
Tier 1 capital (to average assets)
Consolidated	303,438	10.9	111,285	4.0	N/A	N/A	N/A	N/A
Bank	294,503	10.6	111,280	4.0	N/A	N/A	139,100	5.0

December 31, 2022
CET1 capital (to risk weighted assets)
Consolidated	$278,615	16.9%	$74,003	4.5%	$115,116	7.0%	N/A	N/A
Bank	270,274	16.4	73,992	4.5	115,098	7.0	$106,877	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	278,615	16.9	98,670	6.0	139,783	8.5	N/A	N/A
Bank	270,274	16.4	98,655	6.0	139,762	8.5	131,540	8.0
Total capital (to risk weighted assets)
Consolidated	293,900	17.9	131,561	8.0	172,673	10.5	N/A	N/A
Bank	285,559	17.4	131,540	8.0	172,647	10.5	164,426	10.0
Tier 1 capital (to average assets)
Consolidated	278,615	9.7	114,589	4.0	N/A	N/A	N/A	N/A
Bank	270,274	9.4	114,582	4.0	N/A	N/A	143,227	5.0

The Bank was categorized as "well capitalized" at September 30, 2023 and December 31, 2022.

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

At September 30, 2023, we had total assets of $2.76 billion, total loans of $1.29 billion, total deposits of $2.45 billion and shareholders' equity of $269.9 million.  For the three months ended September 30, 2023, we recognized net income of $11.4 million compared to $10.0 million for the same period in 2022. For the nine months ended September 30, 2023, we recognized net income of $33.7 million compared to $22.6 million for the same period in 2022.  The Bank was categorized as “well capitalized” under regulatory capital standards at September 30, 2023.

We paid a dividend of $0.08 per share in each quarter in 2022 and in each of the first three quarters of 2023.

In early March 2023, three bank failures caused concern regarding the financial condition and stability of the banking industry in general.  We believe that, due to the strength of Macatawa Bank Corporation's financial condition, there was little impact of this concern on the Company.  While our deposits decreased by $284.2 million in the first quarter of 2023, most of the decline took place prior to the bank failures noted.  Our deposits were stable in the second quarter of 2023, declining by $9.4 million and increased by $124.8 million for the third quarter of 2023.

Regarding our liquidity position, at September 30, 2023, the Company had $469.8 million in federal funds sold and overnight balances and had total additional borrowing capacity of $964.5 million, including $263.7 million in unused availability with the FHLB, $65.0 million in available fed funds facilities with correspondent banks, $1.3 million in availability at the FRB's Discount Window and $634.4 million availability in the FRB Bank Term Funding Program. At September 30, 2023, our uninsured deposits totaled approximately $1.10 billion, or 45% of total deposits. At September 30, 2023, our liquidity sources exceeded the amount of uninsured deposit balances by $336.6 million.

Our deposit base is primarily made up of many small accounts, and balances at September 30, 2023 were comprised of 42% personal customers and 58% business customers.  Our core deposits - which we define as deposits we have sourced within our local markets - represented 100% of our total deposits at September 30, 2023.  Our total deposit balance of $2.45 billion at September 30, 2023 remains elevated, reflecting a $740.2 million increase, or 43%, over pre-pandemic totals of $1.71 billion as of March 31, 2020.

RESULTS OF OPERATIONS

Summary: Net income for the three months ended September 30, 2023 was $11.4 million, compared to $10.0 million for the same period in 2022. Net income per share on a diluted basis for the three months ended September 30, 2023 was $0.33 compared to $0.29 for the same period in 2022. Net income for the nine months ended September 30, 2023 was $33.7 million, compared to $22.6 million for the same period in 2022. Net income per share on a diluted basis for the nine months ended September 30, 2023 was $0.98 compared to $0.66 for the same period in 2022.

The increase in earnings in the three and nine months ended September 30, 2023 compared to the same periods in 2022 was due primarily to higher levels of net interest income partially offset by lower mortgage banking income.  Throughout 2022, beginning in March, the Federal Reserve Bank increased the federal funds rate several times, bringing the high end of their rate range from 0.25% at the beginning of 2022 to 4.50% at the end of 2022.  The Federal Reserve Bank raised this rate an additional 50 basis points to 5.00% during the three months ended March 31, 2023, another 25 basis points to 5.25% in the three months ended June 30, 2023 and another 25 basis points to 5.50% in the three months ended September 30, 2023.  Given our asset sensitive balance sheet posture, this had a significant positive impact on our net interest income.  Net interest income increased to $22.2 million in the three months ended September 30, 2023 compared to $19.8 million in the same period in 2022 and to $66.0 million in the nine months ended September 30, 2023 compared to $47.3 million in the same period in 2022. The high interest rate environment had a negative impact on our mortgage business as gains on sales of mortgage loans decreased to $5,000 in the three months ended September 30, 2023 compared to $166,000 in the same period in 2022.  Gains on sales of mortgage loans decreased to $37,000 in the nine months ended September 30, 2023 compared to $673,000 in the same period in 2022.

The provision for credit losses was a benefit of $150,000 for the three months ended September 30, 2023, compared to $0 for the same period in 2022. We were in a net loan recovery position for the three months ended September 30, 2023, with $42,000 in net loan recoveries, compared to $190,000 in net loan recoveries in the same period in 2022. The provision for credit losses was $150,000 for the nine months ended September 30, 2023, compared to a provision benefit of $1.5 million for same period in 2022. We were also in a net loan recovery position for the nine months ended September 30, 2023, with $90,000 in net recoveries compared to $432,000 in net recoveries in the same period in 2022. Several of the previous qualitative environmental factors related to the COVID-19 pandemic were reduced in the first quarter of 2022, reflecting improvement in economic conditions and success at mitigating the effects of the COVID-19 pandemic, resulting in the net provision benefit recorded in the first nine months of 2022. Also impacting comparability between periods is our adoption of ASU 2016-13, commonly referred to as CECL, effective January 1, 2023. At adoption, we increased the allowance for credit losses by $1.5 million. Provisions for the 2023 periods were determined under CECL while the 2022 periods were determined under the probable incurred loss model.

Net Interest Income: Net interest income totaled $22.2 million for the three months ended September 30, 2023 compared to $19.8 million for the same period in 2022.  Net interest income totaled $66.0 million for the nine months ended September 30, 2023 compared to $47.3 million for the same period in 2022. Net interest income benefited in each period as a result of the Federal Reserve Bank's federal funds rate increase campaign to combat inflation, which began in March 2022 and has risen 500 basis points since then from 0.50% at the end of March 2022 to 5.50% at the end of September 2023.

Net interest income for the third quarter of 2023 increased  $2.5 million compared to the same period in  2022. Of this increase,  $3.4 million was from changes in rates earned or paid, partially offset by a reduction of  $923,000 in the volume of average interest earning assets and interest bearing liabilities. The largest changes occurred in interest income on commercial loans and in overnight funds. The net change in interest income for commercial loans was an increase of  $4.8 million with an increase of $3.6 million due to rate and an increase of  $1.2 million due to portfolio growth. Overnight funds contributed an increase of  $1.7 million, with  $4.2 million due to changes in rate, partially offset by a reduction of  $2.5 million due to lower average balances compared to the third quarter of  2022 as excess funds were deployed into loans and investment securities. The average balance of our investment portfolio grew by  $70.9 million from  $808.5 million in the third quarter of  2022 to  $879.4 million in the third quarter of 2023. This growth resulted in an additional  $343,000 of interest income in the third quarter of  2023.

Net interest income for the nine months ended September 30, 2023 increased $18.7 million compared to the same period in 2022. Of this increase, $617,000 was from changes in the volume of average interest earning assets and interest bearing liabilities and $18.1 million was from increases from changes in rates earned or paid.  The largest changes occurred in interest income on commercial loans and in overnight funds. The net change in interest income for commercial loans was an increase of $14.9 million with an increase of $13.1 million due to rate and an increase of $1.8 million due to portfolio growth. Overnight funds contributed an increase of $10.5 million, with $15.4 million due to changes in rate, partially offset by a reduction of $4.9 million due to lower average balances compared to the nine months ended September 30, 2022 as excess funds were deployed into loans and investment securities. The average balance of our investment portfolio grew by $181.1 million from $711.8 million in the nine months ended September 30, 2022 to $892.9 million in the same period in 2023. This growth resulted in an additional $2.7 million of interest income in the first nine months of 2023.

The cost of interest bearing liabilities increased to 1.69% in the third quarter of 2023 compared to 0.26% in the third quarter of 2022. For the first nine months of 2023, the cost of interest bearing liabilities increased to 1.40% compared to 0.17% for the same period in 2022. Increases in the rates paid on our interest-bearing checking, savings, money market and certificate of deposit accounts in response to the federal funds rate and market rate increases over the past year as well as significant growth in our certificate of deposit account balances caused the increase in our cost of funds in these periods.

The asset yield improvement to 4.48% in the third quarter of 2023 from 3.02% in the third quarter of 2022 far outweighed the increase in cost of funds. As a result, net interest margin improved to 3.35% for the third quarter 2023 compared to 2.86% for the third quarter of 2022. Similarly for the nine month periods ended September 30, 2023 and 2022, our asset yield improved from 2.41% in 2022 to 4.31% in 2023, resulting in an increase in our net interest margin from 2.30% for the nine months ended September 30, 2022 to 3.38% for the nine months ended September 30, 2023.

The following table shows an analysis of net interest margin for the three month periods ended September 30, 2023 and 2022 (dollars in thousands):

	For the three months ended September 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Taxable securities	$766,437	$4,565	2.38%	$670,832	$3,323	1.98%
Tax-exempt securities (1)	112,942	671	3.06	137,645	668	2.50
Commercial loans (2)	1,044,065	15,096	5.66	937,125	10,223	4.27
PPP loans (3)	—	—	—	1,745	94	21.08
Residential mortgage loans	172,580	1,816	4.20	128,611	1,093	3.39
Consumer loans	57,225	1,153	8.00	57,724	754	5.18
Federal Home Loan Bank stock	10,211	80	3.08	10,211	53	2.04
Federal funds sold and other short-term investments	467,434	6,406	5.36	803,082	4,667	2.27
Total interest earning assets (1)	2,630,894	29,787	4.48	2,746,975	20,875	3.02
Noninterest earning assets:
Cash and due from banks	41,475			42,454
Other	70,700			84,914
Total assets	$2,743,069			$2,874,343
Liabilities
Deposits:
Interest bearing demand	$625,963	$708	0.45%	$713,913	$247	0.14%
Savings and money market accounts	838,733	4,019	1.90	871,508	636	0.29
Time deposits	272,883	2,656	3.86	83,192	61	0.29
Borrowings:
Other borrowed funds	30,000	160	2.08	30,000	160	2.08
Total interest bearing liabilities	1,767,579	7,543	1.69	1,698,613	1,104	0.26
Noninterest bearing liabilities:
Noninterest bearing demand accounts	692,436			917,552
Other noninterest bearing liabilities	16,715			13,321
Shareholders' equity	266,339			244,857
Total liabilities and shareholders' equity	$2,743,069			$2,874,343
Net interest income		$22,244			$19,771
Net interest spread (1)			2.79%			2.76%
Net interest margin (1)			3.35%			2.86%
Ratio of average interest earning assets to average interest bearing liabilities	148.84%			161.72%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at September 30, 2023 and 2022.
(2)

Includes loan fees of $59,000 and $178,000 for the three months ended September 30, 2023 and 2022, respectively. Includes average nonaccrual loans of approximately $47,000 and $87,000 for the three months ended September 30, 2023 and 2022, respectively. Excludes PPP loans.

(3)	Includes loan fees of $0 and $90,000 for the three months ended September 30, 2023 and 2022, respectively.

The following table shows an analysis of net interest margin for the nine month periods ended September 30, 2023 and 2022 (dollars in thousands):

	For the nine months ended September 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Taxable securities	$768,250	$13,643	2.37%	$554,670	$7,375	1.77%
Tax-exempt securities (1)	124,610	2,048	2.82	157,095	2,101	2.30
Commercial loans (2)	1,021,283	42,973	5.55	920,883	26,698	3.82
PPP loans (3)	—	—	—	8,980	1,345	19.75
Residential mortgage loans	157,593	4,692	3.96	122,029	3,019	3.29
Consumer loans	56,828	3,235	7.61	55,912	1,843	4.41
Federal Home Loan Bank stock	10,211	216	2.81	10,478	155	1.95
Federal funds sold and other short-term investments	460,719	17,367	4.97	923,153	6,916	0.99
Total interest earning assets (1)	2,599,494	84,174	4.31	2,753,200	49,452	2.41
Noninterest earning assets:
Cash and due from banks	36,844			36,979
Other	72,274			89,392
Total assets	$2,708,612			$2,879,571
Liabilities
Deposits:
Interest bearing demand	$638,996	$2,175	0.46%	$700,010	$341	0.06%
Savings and money market accounts	856,884	10,426	1.63	879,368	846	0.13
Time deposits	206,595	5,092	3.30	87,892	159	0.24
Borrowings:
Other borrowed funds	30,000	474	2.08	56,234	827	1.94
Total interest bearing liabilities	1,732,475	18,167	1.40	1,723,504	2,173	0.17
Noninterest bearing liabilities:
Noninterest bearing demand accounts	699,666			896,989
Other noninterest bearing liabilities	16,657			12,499
Shareholders' equity	259,814			246,579
Total liabilities and shareholders' equity	$2,708,612			$2,879,571
Net interest income		$66,007			$47,279
Net interest spread (1)			2.91%			2.24%
Net interest margin (1)			3.38%			2.30%
Ratio of average interest earning assets to average interest bearing liabilities	150.05%			159.74%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at September 30, 2023 and 2022.
(2)

Includes loan fees of $249,000 and $435,000 for the nine months ended September 30, 2023 and 2022, respectively. Includes average nonaccrual loans of approximately $65,000 and $89,000 for the nine months ended September 30, 2023 and 2022, respectively. Excludes PPP loans.

(3)	Includes loan fees of $0 and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate for the three and nine month periods ended September 30, 2023 and 2022 (dollars in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2023 vs 2022			2023 vs 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Taxable securities	$513	$729	$1,242	$3,349	$2,919	$6,268
Tax-exempt securities	(170)	173	3	(611)	558	(53)
Commercial loans, excluding PPP loans	1,265	3,608	4,873	3,166	13,109	16,275
PPP loans	(94)	—	(94)	(1,345)	—	(1,345)
Residential mortgage loans	426	297	723	985	688	1,673
Consumer loans	(6)	405	399	31	1,361	1,392
Federal Home Loan Bank stock	—	27	27	(4)	66	62
Federal funds sold and other short-term investments	(2,509)	4,248	1,739	(4,940)	15,390	10,450
Total interest income	(575)	9,487	8,912	631	34,091	34,722
Interest expense
Interest bearing demand	$(34)	$495	$461	$(32)	$1,866	1,834
Savings and money market accounts	(25)	3,408	3,383	(22)	9,602	9,580
Time deposits	407	2,188	2,595	477	4,456	4,933
Other borrowed funds	—	—	—	(409)	56	(353)
Total interest expense	348	6,091	6,439	14	15,980	15,994
Net interest income	$(923)	$3,396	$2,473	$617	$18,111	$18,728

Provision for Credit Losses: The provision for credit losses for the three months ended September 30, 2023 was a benefit of $150,000 compared to $0 for the same period in 2022.   Net loan recoveries were $42,000 in the three months ended September 30, 2023 compared to net loan recoveries of $190,000 in the same period in 2022.  The provision for credit losses for the nine months ended September 30, 2023 was $150,000 compared to a provision benefit of $1.5 million for the same period in 2022.  Net loan recoveries were $90,000 in the nine months ended September 30, 2023 compared to $432,000 in the same period in 2022.  Total loans increased by $113.5 million in the nine months ended September 30, 2023 which, on its own, created a need for provision expense; however, the economic forecast used in our calculation improved slightly from January 1, 2023 to September 30, 2023, thereby partially offsetting the amount of necessary provision expense due to loan portfolio growth.

Gross loan recoveries were $83,000 for the three months ended September 30, 2023 and $236,000 for the same period in 2022. In the three months ended September 30, 2023, we had $41,000 in gross loan charge-offs, compared to $46,000 in the same period in 2022. Gross loan recoveries were $174,000 for the nine months ended September 30, 2023 and $573,000 for the same period in 2022. In the nine months ended September 30, 2023, we had $84,000 in gross loan charge-offs, compared to $141,000 in the same period in 2022.

We adopted CECL effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss accounting standards. The transition adjustment of the CECL adoption included an increase in the allowance for credit losses of $1.5 million, $62,000 to establish a reserve for unfunded commitments and a $1.2 million decrease to retained earnings to reflect the cumulative effect of adoption of CECL, with the $323,000 tax impact portion being recorded as part of the deferred tax asset on our Consolidated Balance Sheet. The amounts of provision for credit losses in each period were the result of establishing our allowance for credit losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance. The provision for credit losses for the nine months ended September 30, 2022 was impacted by net reductions to certain qualitative factors that had been elevated in response to the COVID-19 pandemic. More information about our allowance for credit losses and our methodology for establishing its level may be found under the heading "Allowance for Credit Losses" below.

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2023 was $4.6 million and $13.8 million compared to $4.9 million and $15.0 million for the same periods in 2022, respectively. The components of noninterest income are shown in the table below (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Service charges and fees on deposit accounts	$1,061	$1,263	$3,072	$3,693
Net gains on mortgage loans	5	166	37	673
Trust fees	1,109	969	3,277	3,153
ATM and debit card fees	1,675	1,724	5,077	5,084
Bank owned life insurance (“BOLI”) income	239	217	660	687
Investment services fees	406	339	1,096	997
Other income	121	211	537	698
Total noninterest income	$4,616	$4,889	$13,756	$14,985

Service charges on deposit accounts decreased by $202,000 in the three months ended September 30, 2023 as compared to the same period in 2022 and were down $621,000 in the nine months ended September 30, 2023 compared to the same period in 2022 largely due to higher earnings credit offsets for treasury management accounts.  Net gains on mortgage loans were down $161,000 in the three months ended September 30, 2023 compared to the same period in 2022 and were down $636,000 in the nine months ended September 30, 2023 compared to the same period in 2022 as a result of changes in the volume of loans originated for sale.  Mortgage rates increased sharply throughout 2022 and throughout 2023, causing a reduction in mortgage volume compared to 2022.  In addition, more of our origination volume in the first three and nine months of 2023 was held in portfolio.  Mortgage loans originated for sale in the three months ended September 30, 2023 were $284,000, compared to $6.5 million in the same period in 2022.  For the first nine months of 2023, mortgage loans originated for sale were $2.9 million, compared to $25.0 million for the same period in 2022.

Trust fees were up $140,000 in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and were up $124,000 in the nine months ended September 30, 2023 compared to the same period in 2022. The changes for the three and nine months ended September 30, 2023 were largely due to changes in market valuations of underlying trust investments.  ATM and debit card fees were stable in the three and nine months ended September 30, 2023 as compared to the same periods in 2022.  Investment services fees were up $67,000 in the three months ended September 30, 2023 compared to the same period in 2022 and were up $99,000 in the nine months ended September 30, 2023 compared to the same period in 2022.  These variances were largely reflective of investment market conditions during these periods.  Other income was down $90,000 in the three months ended September 30, 2023 compared to the same period in 2022 and was down $161,000 in the nine months ended September 30, 2023 compared to the same period in 2022.  The decrease in both periods was due to no rental income from other real estate owned being recognized in the 2023 periods as we sold our last other real estate owned property in the first quarter of 2023.

Noninterest Expense: Noninterest expense increased by $662,000 to $12.8 million for the three month period ended September 30, 2023 as compared to $12.1 million for the same period in 2022. Noninterest expense increased by $1.8 million to $37.6 million for the nine month period ended September 30, 2023 compared to $35.8 million for the same period in 2022. The components of noninterest expense are shown in the table below (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Salaries and benefits	$6,949	$6,639	$20,490	$19,331
Occupancy of premises	1,024	989	3,260	3,232
Furniture and equipment	1,050	1,014	3,145	3,017
Legal and professional	355	268	973	733
Marketing and promotion	225	196	648	586
Data processing	1,002	984	2,963	2,792
FDIC assessment	330	201	990	578
Interchange and other card expense	426	405	1,212	1,184
Bond and D&O insurance	123	129	366	389
Outside services	487	502	1,427	1,516
Other noninterest expense	818	800	2,153	2,420
Total noninterest expense	$12,789	$12,127	$37,627	$35,778

Most categories of noninterest expense were relatively unchanged compared to the three and nine months ended September 30, 2022 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased by $310,000 in the three months ended September 30, 2023 from the same period in 2022. This increase was primarily due to higher base compensation, higher variable compensation, higher medical costs and lower salary deferral from commercial loan originations partially offset by lower variable compensation tied to lower mortgage production. Salaries and benefits increased by $1.2 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to the same combination of factors. The table below identifies the primary components of salaries and benefits (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Salaries and other compensation	$6,138	$5,878	$18,117	17,277
Salary deferral from commercial loan originations	(171)	(211)	(531)	(644)
Bonus accrual	287	344	862	786
Mortgage production - variable comp	125	91	314	376
401k matching contributions	195	187	603	586
Medical insurance costs	375	350	1,125	950
Total salaries and benefits	$6,949	$6,639	$20,490	$19,331

Legal and professional fees were up $87,000 in the three months ended September 30, 2023 and were up $240,000 in the nine months ended September 30, 2023 compared to the same periods in 2022 due to costs associated with new accounting and proxy disclosures as well as regulatory compliance matters related to loan and deposit accounts referred to legal counsel during the period. Data processing expenses were up $18,000 in the three months ended September 30, 2023 compared to the same period in 2022 and were up $171,000 in the nine months ended September 30, 2023 compared to the same period in 2022 due to inflationary increases imposed by software providers and heavier use of electronic banking channels by our customers. FDIC assessment costs were up $129,000 in the three months ended September 30, 2023 compared to the same period in 2022 and were up $412,000 in the nine months ended September 30, 2023 compared to the same period in 2022 due to higher assessment rates imposed by the FDIC on all banks. Other noninterest expense was down $267,000 in the nine months ended September 30, 2023 compared to the same period in 2022 largely due to the $356,000 net gain recognized on the sale of our last remaining other real estate owned property during the first quarter of 2023.

Federal Income Tax Expense: We recorded $2.8 million and $8.3 million in federal income tax expense for the three and nine month periods ended September 30, 2023 compared to $2.5 million and $5.4 million for the same periods in 2022. Our effective tax rates for the three and nine month periods ended September 30, 2023 were 19.75% and 19.85% compared to 19.67% and 19.20% for the same periods in 2022.

FINANCIAL CONDITION

Total assets were $2.76 billion at September 30, 2023, a decrease of $147.2 million from December 31, 2022. This decrease was caused primarily by a decrease in total deposits of $169.6 million at September 30, 2023 compared to December 31, 2022, with all of this deposit decrease occurring in the three months ended March 31, 2023.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $510.5 million at September 30, 2023 compared to $755.2 million at December 31, 2022.  The decrease in these balances primarily related to an increase in our loan portfolio as well as a reduction in deposit balances.

Securities: Debt securities available for sale were $503.3 million at September 30, 2023 compared to $499.3 million at December 31, 2022. The balance at September 30, 2023 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio was $330.0 million at September 30, 2023 compared to $348.8 million at December 31, 2022. Our held to maturity portfolio is comprised of U.S. Treasury securities and state, municipal and privately placed commercial bonds.

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

At September 30, 2023, the overall duration of our debt security available for sale portfolio was 2.83 years and the overall duration of our debt security held to maturity portfolio was 1.87 years and were similar to durations for these portfolios before the pandemic.  Net unrealized losses on debt securities available for sale increased by $2.5 million from $40.1 million at December 31, 2022 to $42.6 million at September 30, 2023.  Net unrealized losses on debt securities held to maturity decreased by $570,000 from $16.1 million at December 31, 2022 to $15.5 million at September 30, 2023.  Our overall bond portfolio will provide $389.5 million in liquidity through maturities and scheduled paydowns over the next 24 months ending September 30, 2025.

Per U.S. generally accepted accounting principles, unrealized gains or losses on debt securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on debt securities held to maturity are not reflected on the balance sheet in accumulated other comprehensive income (loss).

Portfolio Loans and Asset Quality: Total portfolio loans increased by $113.5 million in the first nine months of 2023 and were $1.29 billion at September 30, 2023 compared to $1.18 billion at December 31, 2022. During the first nine months of 2023, our commercial portfolio increased by $76.2 million. During the same period, our consumer portfolio decreased by $3.9 million and our residential mortgage portfolio increased by $41.3 million.

Mortgage loans originated for portfolio are typically adjustable rate loans as well as fixed rate loans that conform to secondary market requirements and have a term of fifteen years or less. However, given the significant increase in residential mortgage rates, we have increased the percentage of our longer term fixed rate mortgage production that we hold in portfolio as they will typically have lower duration due to refinancings that occur when interest rates decline. Mortgage loans originated for portfolio in the first nine months of 2023 increased $19.7 million compared to the same period in 2022, from $43.4 million in the first nine months of 2022 to $63.1 million in the same period in 2023.

The volume of residential mortgage loans originated for sale in the first nine months of 2023 decreased $22.1 million compared to the same period in 2022. Residential mortgage loans originated for sale were $2.9 million in the first nine months of 2023 compared to $25.0 million in the first nine months of 2022.

The following table shows our loan origination activity for loans to be held in portfolio during the first nine months of 2023 and 2022, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
		Percent of			Percent of
	Portfolio	Total	Average	Portfolio	Total	Average
	Originations	Originations	Loan Size	Originations	Originations	Loan Size
Commercial real estate:
Residential developed	$5,216	1.6%	$1,304	$6,177	1.7%	$562
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	8,977	2.7	748	10,162	2.8	1,270
Commercial development	—	—	—	—	—	—
Residential improved	35,440	10.7	466	46,652	12.6	583
Commercial improved	15,353	4.6	548	45,620	12.4	1,342
Manufacturing and industrial	16,886	5.1	1,689	55,138	14.9	2,506
Total commercial real estate	81,872	24.7	630	163,749	44.4	1,056
Commercial and industrial	153,803	46.5	1,337	115,730	31.3	827
Total commercial and commercial real estate	235,675	71.2	962	279,479	75.7	947
Consumer
Residential mortgage	63,053	19.1	306	43,381	11.8	319
Unsecured	5	—	5	—	—	—
Home equity	30,175	9.1	119	44,765	12.1	129
Other secured	2,135	0.6	44	1,616	0.4	39
Total consumer	95,368	28.8	187	89,762	24.3	172
Total loans	$331,043	100.0%	$439	$369,241	100.0%	$451

Overall, the commercial loan portfolio increased $76.2 million in the first nine months of 2023. Our commercial and industrial portfolio increased by $46.5 million while our commercial real estate loans increased by $29.7 million. While overall originations as shown in the table above were down compared to the first nine months of 2022, our on-balance-sheet commercial loan balances grew since year end 2022. This largely resulted from the funding of various construction projects originating in 2022, adding new commercial loan relationships in 2023, and higher usage of approved commercial lines by our commercial borrowers. This utilization was up $51.1 million from December 31, 2022 to September 30, 2023.

We also have a significant amount of unfunded commercial lines of credit, that can be drawn on by our commercial loan customers. The table below shows the total commitment, the unused portion and the percentage of unused to total commitment at September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30,	December 31,
	2023	2022
Commercial - Lines of credit commitments	$1,034,085	$1,021,795
Commercial - Unused portion of lines of credit	561,171	612,317
Commercial - Unused lines of credit to total commitment	54.27%	59.93%

Total commercial lines of credit commitments increased by $12.3 million from December 31, 2022 to September 30, 2023.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 81.7% and 83.2% of the total loan portfolio at September 30, 2023 and December 31, 2022, respectively. Residential mortgage and consumer loans comprised approximately 18.3% and 16.8% of total loans at September 30, 2023 and December 31, 2022, respectively.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	September 30, 2023		December 31, 2022
		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial real estate: (1)
Residential developed	$5,040	0.4%	$7,234	0.6%
Unsecured to residential developers	800	—	—	—
Vacant and unimproved	37,084	2.9	36,270	3.1
Commercial development	89	—	103	—
Residential improved	116,407	9.0	112,791	9.6
Commercial improved	257,673	20.0	259,281	22.0
Manufacturing and industrial	150,192	11.6	121,924	10.4
Total commercial real estate	567,285	43.9	537,603	45.7
Commercial and industrial	488,224	37.8	441,716	37.5
Total commercial and commercial real estate	1,055,509	81.7	979,319	83.2
Consumer
Residential mortgage	180,420	14.0	139,148	11.8
Unsecured	113	—	121	—
Home equity	51,798	4.0	56,321	4.8
Other secured	3,450	0.3	2,839	0.2
Total consumer	235,781	18.3	198,429	16.8
Total loans	$1,291,290	100.0%	$1,177,748	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 43.9% and 45.7% of the total loan portfolio at September 30, 2023 and December 31, 2022, respectively, and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

The non-owner occupied portion of the commercial real estate portfolio totaled $43.8 million at September 30, 2023.  Of this total, $29.7 million was secured by office property.  Within this office property category, only nine loans totaling $2.0 million come up for maturity or renewal in the next 18 months.  All of these loans secured by office property are well-secured, performing and have acceptable occupancy rates under our standards.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 14.0% of portfolio loans at September 30, 2023 and 11.8% at December 31, 2022. We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

The following table shows our residential mortgage loan portfolio broken down by fixed and variable rate (in thousands):

	September 30,	December 31,
	2023	2022
Fixed rate residential mortgage loans	$80,252	$64,797
Variable rate residential mortgage loans	100,168	74,351
Total residential mortgage loans	$180,420	$139,148

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. This portfolio decreased by $3.9 million to $55.4 million at September 30, 2023 from $59.3 million at December 31, 2022. These other consumer loans comprised 4.3% of our portfolio loans at September 30, 2023 and 5.0% at December 31, 2022.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At September 30, 2023, nonperforming assets totaled just $1,000, down $77,000 from $78,000 at December 31, 2022. There were no additions to other real estate owned in the first nine months of 2023 or in the first nine months of 2022.  At September 30, 2023, there were no loans in foreclosure, so we expect there to be few, if any, additions to other real estate owned in the remainder of 2023.  Proceeds from sales of foreclosed properties were $2.7 million in the first nine months of 2023, resulting in net realized gains on sales of $356,000.  Proceeds from sales of foreclosed properties were $47,000 in the first nine months of 2022, resulting in $47,000 in net realized gains on sales.  With the sale of foreclosed properties in the first nine months of 2023, we have no remaining other real estate owned at September 30, 2023.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. Nonperforming loans at September 30, 2023 consisted of $1,000 of residential mortgage loans. As of September 30, 2023, nonperforming loans totaled $1,000, or 0.00008% of total portfolio loans, compared to $78,000, or 0.01% of total portfolio loans, at December 31, 2022.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $0 at September 30, 2023 and $2.3 million at December 31, 2022. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	September 30,	December 31,
	2023	2022
Nonaccrual loans	$1	$78
Loans 90 days or more delinquent and still accruing	—	—
Total nonperforming loans (NPLs)	1	78
Foreclosed assets	—	2,343
Repossessed assets	—	—
Total nonperforming assets (NPAs)	$1	$2,421
NPLs to total loans	0.00008%	0.01%
NPAs to total assets	0.00004%	0.08%

We adopted ASU 2022-02 effective January 1, 2023. This standard eliminated the previous troubled debt restructuring ("TDR") accounting model and replaced it with guidance and disclosure requirements for identifying modifications to loans to borrowers experiencing financial difficulty. The following table shows the balance of loans modified to borrowers experiencing financial difficulty as of September 30, 2023 (dollars in thousands):

	September 30, 2023
		Outstanding	Percentage to
	Number of	Recorded	Total
	Loans	Balance	Loans
Commercial and industrial	3	$266	0.05%
Commercial real estate	3	493	0.09%
Consumer	31	2,690	1.14%
	37	$3,449	0.27%

Allowance for credit losses: The allowance for credit losses at September 30, 2023 was $17.0 million, an increase of $1.7 million from $15.3 million at December 31, 2022.  The allowance for credit losses represented 1.32% of total portfolio loans at September 30, 2023 and 1.30% at December 31, 2022. The allowance for credit losses to nonperforming loan coverage ratio increased from 19,596.2% at December 31, 2022 to 1,700,100.0% at September 30, 2023.

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

The table below shows the changes in certain credit metrics over the past five quarters (dollars in thousands):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2023	2023	2023	2022	2022
Nonperforming loans	$1	$72	$75	$78	$85
Other real estate owned and repo assets	—	—	—	2,343	2,343
Total nonperforming assets	1	72	75	2,421	2,428
Net charge-offs (recoveries)	(42)	(15)	(33)	(89)	(190)
Total delinquencies	—	158	277	172	84

At September 30, 2023, we had net loan recoveries in thirty-three of the past thirty-five quarters. Our total delinquencies were $0 at September 30, 2023 and $172,000 at December 31, 2022.

The allowance for credit losses increased $1.7 million in the first nine months of 2023. As discussed above, the increase in the first nine months of 2023 was primarily due to the effect of adopting CECL on January 1, 2023. We recorded a provision for credit losses expense of $150,000 for the nine months ended September 30, 2023 compared to a provision benefit of $1.5 million for the same period of 2022. Net loan recoveries were $90,000 for the nine months ended September 30, 2023, compared to net loan recoveries of  $432,000 for the same period in 2022. The ratio of net charge-offs (recoveries) to average loans was -0.01% on an annualized basis for the first nine months of 2023 and -0.05% for the first nine months of 2022.

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

We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (30%), followed by Manufacturing (15%) and Retail Trade (12%).

The table below breaks down our commercial loan portfolio by industry type at September 30, 2023 and identifies the percentage of loans in each type that have a pass rating within our grading system (4 or better) and criticized rating (5 or worse) (dollars in thousands):

		Percent of	Percent Grade 4	Percent Grade 5
	Total	Total Loans	or Better	or Worse
Industry:
Agricultural Products	$39,358	3.73%	92.57%	7.43%
Mining and Oil Extraction	651	0.06%	95.39%	4.61%
Construction	76,111	7.21%	97.71%	2.29%
Manufacturing	159,959	15.15%	97.90%	2.10%
Wholesale Trade	64,624	6.12%	100.00%	0.00%
Retail Trade	131,064	12.42%	99.97%	0.03%
Transportation and Warehousing	65,958	6.25%	99.96%	0.04%
Information	448	0.04%	0.00%	100.00%
Finance and Insurance	34,696	3.29%	100.00%	0.00%
Real Estate and Rental and Leasing	316,957	30.03%	99.74%	0.26%
Professional, Scientific and Technical Services	5,896	0.56%	96.96%	3.04%
Management of Companies and Enterprises	2,011	0.19%	100.00%	0.00%
Administrative and Support Services	25,721	2.44%	98.26%	1.74%
Education Services	4,084	0.39%	100.00%	0.00%
Health Care and Social Assistance	34,523	3.27%	100.00%	0.00%
Arts, Entertainment and Recreation	4,797	0.45%	93.83%	6.17%
Accommodations and Food Services	52,575	4.98%	86.44%	13.56%
Other Services	35,737	3.39%	96.19%	3.81%
Total commercial loans	$1,055,509	100.00%	98.22%	1.78%

Considering our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $13.7 million at September 30, 2023 (under CECL) and $12.8 million at December 31, 2022 (under incurred loss). The qualitative component of our allowance allocated to commercial loans was $11.7 million at September 30, 2023 (under CECL) compared to $12.7 million at December 31, 2022 (under incurred loss). Under CECL, we use historical peer loss history so the quantitative component receives a higher allocation and, with the addition of reasonable and supportable forecast assumption under CECL in choosing the historical loss period, less qualitative allocations related to economic conditions are necessary.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type. The determination of the allowance allocation percentage is based principally on peer historical loss experience under CECL. These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans. The homogeneous allowance for credit losses for consumer loans was $3.3 million at September 30, 2023 (under CECL) and $2.2 million at December 31, 2022 (under incurred loss).

Allowance for credit losses allocated to loans identified as collateral dependent were $0 at September 30, 2023 (under CECL).  Allowance allocations for loans identified as impaired at December 31, 2022 (under incurred loss) were $295,000.

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

Premises and Equipment: Premises and equipment totaled $39.4 million at September 30, 2023, down $907,000 from $40.3 million at December 31, 2022.

Bank-Owned Life Insurance: Bank-owned life insurance increased $698,000 from December 31, 2022 to September 30, 2023 due to earnings on the underlying policies.

Deposits and Other Borrowings: Total deposits decreased $169.6 million to $2.45 billion at September 30, 2023, as compared to $2.62 billion at December 31, 2022.   While the Bank experienced a decline in deposit balances during the nine months ended September 30, 2023, most of the decline took place prior to early March 2023.  We experienced a seasonal run up in business deposits of about $90 million in December 2022, which were withdrawn in January 2023.  In addition, a couple of large business customers withdrew deposits totaling nearly $90 million in early March 2023 for specific designated purposes.  We saw very little change in our deposit balances overall following the March 2023 news of certain bank failures and banking system disruption.  Total deposits increased $124.0 million from June 30, 2023 to September 30, 2023.

Our deposit base is primarily made up of many small accounts, and balances at September 30, 2023 were comprised of 42% personal customers and 58% business customers.  Within our business customer base, there is no significant specific industry concentration.  Our core deposits - which we define as deposits we have sourced within our local markets - represented 100% of our total deposits at September 30, 2023.  Our total balances of $2.45 billion at September 30, 2023 remain elevated, reflecting a $740.2 million increase, or 43%, over pre-pandemic totals of $1.71 billion as of March 31, 2020.

Non-interest checking account balances decreased $181.8 million during the nine months ended September 30, 2023. Interest bearing demand account balances decreased $100.2 million and savings and money market account balances decreased $75.0 million in the nine months ended September 30, 2023 as municipal and business customers have begun deploying their excess balances they carried during the pandemic, including stimulus funding. Certificates of deposits increased by $187.4 million in the first nine months of 2023 reflecting our increases in offered interest rates, particularly in the 12-18 month term. We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 26.7% of total deposits at September 30, 2023 and 31.9% of total deposits at December 31, 2022.   In recent years, because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  We have begun to see some of these balances move to higher earning deposit types.  Interest bearing demand, including money market and savings accounts, comprised 61.7% of total deposits at September 30, 2023 and 64.4% at December 31, 2022. Time deposits as a percentage of total deposits were 11.6% at September 30, 2023 and 3.7% at December 31, 2022.

Deposit balances in excess of the $250,000 FDIC insured limit totaled approximately $1.10 billion, or 45% of total deposits, at September 30, 2023 and approximately $1.21 billion, or 46% of total deposits, at December 31, 2022.  We have sufficient liquid resources to cover all of the uninsured balances at September 30, 2023.

Borrowed funds at September 30, 2023 consisted of $30.0 million of Federal Home Loan Bank (“FHLB”) advances.  Borrowed funds at December 31, 2022 consisted of $30.0 million of FHLB advances.  At September 30, 2023, we had total borrowing capacity of $964.5 million, including $263.7 million in unused availability with the FHLB, $65.0 million in available fed funds facilities with correspondent banks, $1.3 million in availability at the FRB Discount Window and the $634.4 million in availability in the FRB Bank Term Funding Program.

CAPITAL RESOURCES

Total shareholders' equity of $269.9 million at September 30, 2023 reflected an increase of $22.8 million from $247.0 million at December 31, 2022. The increase was primarily a result of net income of $33.7 million earned in the first nine months of 2023 and a negative swing of $2.0 in accumulated other comprehensive income ("AOCI"), partially offset by payments of $8.2 million in cash dividends to shareholders and a $1.2 million reduction from adoption of the ASU 2016-13 CECL standard on January 1, 2023. The negative swing in AOCI was attributable to changes in market interest rates on bonds during the first nine months of 2023 causing a decrease in market value on our investment securities available for sale. The Bank was categorized as “well capitalized” at September 30, 2023. The amount of capital retained by the Bank in excess of well capitalized minimums was $139.7 million at September 30, 2023.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
Macatawa Bank Corporation	2023	2023	2023	2022	2022
Total capital to risk weighted assets	18.7%	18.2%	18.1%	17.9%	17.6%
Common Equity Tier 1 to risk weighted assets	17.7	17.2	17.1	16.9	16.7
Tier 1 capital to risk weighted assets	17.7	17.2	17.1	16.9	16.7
Tier 1 capital to average assets	10.9	11.1	10.3	9.7	9.3

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

We have actively pursued initiatives to maintain a strong liquidity position.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At September 30, 2023, we held $469.8 million of federal funds sold and other short-term investments.  In addition, we had available borrowing capacity from correspondent banks, including the Bank Term Funding Program, of approximately $964.5 million as of September 30, 2023.  Finally, because we have maintained the discipline of buying shorter-term bond durations in our investment securities portfolio, we have $389.5 million in bond maturities and paydowns coming to us in the next 24 months ending September 30, 2025.

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit. The level and fluctuation of these commitments is also considered in our overall liquidity management. At September 30, 2023, we had a total of $715.1 million in unused lines of credit, $83.5 million in unfunded loan commitments and $10.0 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises. Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year. Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2022, the Bank paid dividends to the Company totaling $11.9 million. In the same period, the Company paid $10.9 million in dividends to its shareholders. On February 27, 2023, the Bank paid a dividend totaling $3.1 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on February 28, 2023 to shareholders of record on February 13, 2023. The cash distributed for this cash dividend payment totaled $2.7 million. On May 29, 2023, the Bank paid a dividend totaling $3.1 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on May 30, 2023 to shareholders of record on May 15, 2023. The cash distributed for this cash dividend payment totaled $2.7 million. On August 29, 2023, the Bank paid a dividend totaling $3.1 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on August 30, 2023 to shareholders of record on August 15, 2023.  The cash distributed for this cash dividend payment totaled $2.7 million.  The Company retained the remaining balance in each period for general corporate purposes. At September 30, 2023, the Bank had a retained earnings balance of $130.4 million.

The Company’s cash balance at September 30, 2023 was $8.7 million. The Company believes that it has sufficient liquidity to meet its cash flow obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and future results could differ. The allowance for credit losses, loss contingencies and income taxes are deemed critical due to the required level of management judgment and the use of estimates, making them particularly subject to change.

Our methodology for determining the allowance for credit losses and the related provision for credit losses is described above in the "Allowance for Credit Losses" discussion. This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan. Unanticipated changes in these factors could significantly change the level of the allowance for credit losses and the related provision for credit losses. Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for credit losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio. As a result, we could record future provisions for credit losses that may be significantly different than the levels that we recorded in the first nine months of 2023.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At September 30, 2023, we had gross deferred tax assets of $12.9 million and gross deferred tax liabilities of $2.7 million resulting in a net deferred tax asset of $10.2 million. Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. We concluded at September 30, 2023 that no valuation allowance on our net deferred tax asset was required. Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2023 (dollars in thousands):

	Economic
	Value of	Percent	Net Interest	Percent
Interest Rate Scenario	Equity	Change	Income	Change
Interest rates up 200 basis points	$396,181	(6.14)%	$100,041	2.23%
Interest rates up 100 basis points	408,847	(3.14)	98,937	1.10
No change	422,095	—	97,856	—
Interest rates down 100 basis points	433,229	2.64	96,009	(1.98)
Interest rates down 200 basis points	427,293	1.23	91,021	(6.98)

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

See "Liquidity" above.

Item 4:         CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2023, the end of the period covered by this report.

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

PART II – OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchase of its own common stock during the third quarter of 2023. All employee transactions are under stock compensation plans. These include shares of Macatawa Bank Corporation common stock surrendered to satisfy tax withholding obligations that occur upon the vesting of restricted shares. The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting. The Company has no publicly announced repurchase plans or programs.

Total
	Number of	Average
	Shares	Price Paid
	Purchased	Per Share
Period
July 1 - July 31, 2023
Employee Transactions	—	$—
August 1 - August 31, 2023
Employee Transactions	—	$—
September 1 - September 30, 2023
Employee Transactions	—	$—
Total for Third Quarter ended September 30, 2023
Employee Transactions	—	$—

Item 6.         EXHIBITS.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
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

Dated: October 26, 2023