Form 10-K
period 2023-12-31
MACATAWA BANK CORP
filed 2024-02-15
CIK 1053584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, as of June 30, 2023, was $290,894,000 based on the closing sale price of $9.28 as reported on the Nasdaq Stock Market.  There were 34,361,562 outstanding shares of the Company’s common stock as of February 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2024 are incorporated by reference into Part III of this report.

MACATAWA BANK CORPORATION

FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, those related to future levels of earning assets, future composition of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for credit losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future interest rate levels, future net interest margin levels, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, loan demand and loan growth, future amounts of unrecognized tax benefits and the future level of other revenue sources. Management's determination of the provision and allowance for credit losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, respond to a changing interest rate environment, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

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

At December 31, 2023, we had total assets of $2.75 billion, total loans of $1.34 billion, total deposits of $2.42 billion and shareholders' equity of $287.1 million.  We recognized net income of $43.2 million in 2023 compared to net income of $34.7 million in 2022.  As of December 31, 2023, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2023.

The Company paid a cash dividend of $0.08 per share for each quarter of 2022 and the first three quarters of 2023.  The Company paid a cash dividend of $0.09 for the fourth quarter of 2023.

Throughout 2022 and at the beginning of 2023, we were in a significant asset-sensitive position, so increases in short-term interest rates had a net positive impact on our net interest income as our interest-earning assets repriced faster than our interest-bearing liabilities; however, decreases in short-term interest rates would have had a net negative impact on net interest income.  At December 31, 2023, our interest rate risk position was far less asset-sensitive than it was twelve months prior.  As a result, if the Federal Reserve were to hold their rates steady or decrease them in the foreseeable future, the negative impact on our net interest income would be significantly lower than it would have been twelve months ago.  The aggressive rate increases by the Federal Reserve in 2022 and early 2023 to combat inflation have had a positive impact on our net interest income in 2023.

Over the past several years, our nonperforming asset levels have been low.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

	December 31,
(Dollars in thousands)	2023	2022	2021
Nonperforming loans	$1	$78	$92
Other repossessed assets	—	—	—
Other real estate owned	—	2,343	2,343
Total nonperforming assets	$1	$2,421	$2,435

Total delinquencies 30 days or greater past due	$44	$172	$129

The following table reflects the provision for credit losses for the past three years along with certain metrics that impact the determination of the level of the provision for credit losses.

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Provision for credit losses	$550	$(1,125)	$(2,050)
Net charge-offs (recoveries)	(131)	(521)	(531)
Net charge-offs (recoveries) to average loans	(0.01)%	(0.05)%	(0.04)%
Nonperforming loans to total loans	0.00%	0.01%	0.01%
Loans transferred to ORE to average loans	—	—	—
Performing troubled debt restructurings ("TDRs") to average loans	0.26%	0.63%	0.60%

We recorded a provision for credit losses expense of $550,000 in 2023.  We recorded a provision for credit losses benefit of $1.1 million in 2022 and we recorded a provision for credit losses benefit of $2.1 million in 2021.  The level of provisions in each year was impacted by loan portfolio growth, recoveries from our collection efforts, and certain declines in our historical charge-off levels from prior years.  The provision in 2022 benefitted from reduction of certain COVID-19 qualitative adjustments.

Economic conditions in our market areas of Grand Rapids and Holland, Michigan were good during the several years leading up to the COVID-19 pandemic and have generally recovered from the second quarter 2020 low point caused by the pandemic and mitigation efforts.  The state of Michigan’s unemployment rate at the end of 2023 was 4.3%.  The Grand Rapids and Holland area unemployment rate was 2.6% at the end of 2023.

In the housing markets in our primary market areas strong purchase demand exists which has caused a shortage in the inventory of existing homes for sale.  In response, new living unit starts increased significantly in 2022.  While 2023 showed reductions in new living unit starts, prices still remain elevated. In the Grand Rapids market during 2023, total living unit starts were down 58% compared to 2022 as 2022 had very high growth in apartment units.  The Holland-Grand Haven/Lakeshore region showed living units starts down 16% in 2023 over 2022.  Generally speaking, residential housing property values have increased during 2023.

Commercial banking is an important focus for us. Most of our emphasis has been on growing commercial and industrial loans.  We saw strong growth in our commercial portfolio in 2023, but overall loan portfolio balances remain slightly below pre-pandemic levels (before 2020).

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

Residential Mortgage Loans.   We originate construction loans to individuals for the construction of their residences and owner-occupied residential mortgage loans, which are generally long-term with either fixed or adjustable interest rates.  Our general policy is to sell the majority of our fixed rate residential mortgage loans in the secondary market due primarily to the interest rate risk associated with these loans.  In 2023, with the rising rate environment, more of the production was in adjustable rate loans which we hold in portfolio, and we also began holding more of our fixed rate production in portfolio given the higher rates.  For 2023, we retained loans representing 94% of the total dollar volume originated, compared to 63% in 2022.

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

The underwriting standards that we employ for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.  Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability and are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Portfolio Composition

The following table reflects the composition of our loan portfolio and the corresponding percentage of our total loans represented by each class of loans as of the dates indicated.

	December 31
	2023		2022
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
Real estate - construction (1)	$106,024	8%	$61,247	5%
Real estate - mortgage	479,075	36	476,356	40
Comml and industrial	506,974	38	441,716	38
Total commercial	1,092,073	82	979,319	83
Residential mortgage	189,818	14	139,148	12
Consumer	56,495	4	59,281	5
Total loans	1,338,386	100%	1,177,748	100%

Less: allowance for credit losses	(17,442)		(15,285)
Total loans, net	$1,320,944		$1,162,463

(1)	Consists of construction and development loans.

At December 31, 2023, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2023 which, based on maturity dates, are due in the periods indicated.

	Maturing
(Dollars in thousands)	Within One Year	After One, But Within Five Years	After Five, But Within Fifteen Years	After Fifteen Years	Total
Real estate - construction (1)	$33,133	$10,435	$62,456	$—	$106,024
Real estate - mortgage	38,258	320,692	120,125	—	479,075
Commercial and industrial	238,506	225,296	43,172	—	506,974
Total commercial	309,897	556,423	225,753	—	1,092,073
Residential mortgage	731	2,842	49,555	136,690	189,818
Consumer	1,579	2,913	3,591	48,412	56,495
Total loans	$312,207	$562,178	$278,899	$185,102	$1,338,386

	Predetermined Interest Rates	Floating or Variable Rate	Total
Loans above maturing after one year:
Real estate - construction (1)	$68,424	$4,467	$72,891
Real estate - mortgage	340,880	99,937	440,817
Commercial and industrial	221,514	46,953	268,467
Total commercial	630,818	151,357	782,175
Residential mortgage	85,081	104,007	189,088
Consumer	6,686	48,230	54,916
Total loans	$722,585	$303,594	$1,026,179

(1)	Consists of construction and development loans.

Loan Loss Experience

A summary of our loan balances at the end of 2023 and 2022 and the daily average balances of these loans as well as changes in the allowance for credit losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed is shown in Item 7 of this report under the headings "Portfolio Loans and Asset Quality" and “Allowance for Credit Losses” included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Additional information about our allowance for credit losses, including a table showing the allocation of the allowance for credit losses at the end of 2023 and 2022 and the factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to operating expense, may be found in Item 7 of this report under the heading "Allowance for Credit Losses" in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

We may utilize alternative funding sources as needed, including short-term borrowings, advances from the Federal Home Loan Bank of Indianapolis or the Federal Reserve Bank of Chicago, securities sold under agreements to repurchase ("repo borrowings") and brokered deposits.  We had no brokered deposits or repo borrowings at December 31, 2023 or 2022.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid.

	December 31
	2023		2022
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand	$686,664	—%	$884,579	—%
Interest bearing demand	629,804	0.47	704,926	0.14
Savings and money market accounts	847,245	1.71	879,273	0.28
Time	230,325	3.58	88,218	0.40
Total deposits	$2,394,038	1.07%	$2,556,996	0.15%

The following table summarizes deposits exceeding the FDIC insured limit of $250,000 by time remaining until maturity (dollars in thousands).

	Non-maturity deposits	Time	Total
December 31, 2023
Three months or less	$955,192	$40,206	$995,398
Over 3 months through 6 months	—	42,829	42,829
Over 6 months through 1 year	—	9,480	9,480
Over 1 year	—	892	892
	$955,192	$93,407	$1,048,599

	Non-maturity deposits	Time	Total
December 31, 2022
Three months or less	$1,182,059	$4,259	$1,186,318
Over 3 months through 6 months	—	6,240	6,240
Over 6 months through 1 year	—	8,344	8,344
Over 1 year	—	10,824	10,824
	$1,182,059	$29,667	$1,211,726

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

We have not experienced any credit losses within our securities portfolio in 2023.

The following table reflects the composition of our securities portfolio as of the dates indicated (including securities available for sale and held to maturity at fair value and amortized cost, respectively).

	December 31,
(Dollars in thousands)	2023	2022
U.S. Treasury and federal agency securities	$496,721	$475,941
Agency MBS and CMOs	111,336	113,818
Tax-exempt state and municipal bonds	110,891	134,168
Taxable state and municipal bonds	110,076	112,171
Corporate bonds	11,297	11,924
Total	$840,321	$848,022

At December 31, 2023, other than our holdings in U.S. Treasury and U.S. Government Agency securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders' equity.  At December 31, 2023, we had no securities of issuers outside of the United States.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2023.

	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield
U.S. Treasury and federal agency securities	$238,855	2.71%	$249,346	1.75%	$—	—%	$—	—%
Agency MBS and CMOs	—	—	254	2.60	976	1.99	110,106	2.94
Tax-exempt state and municipal bonds (1)	19,553	2.05	81,911	2.63	17,947	4.04	—	—
Taxable state and municipal bonds	17,207	3.41	92,622	2.48	248	1.80	—	—
Corporate bonds	2,952	2.56	8,344	1.35	—	—	—	—
Total (1)	$278,567	2.70%	$432,477	2.38%	$19,171	3.89%	$110,106	2.94%

(1)

Yields on tax-exempt securities are computed on a fully taxable-equivalent basis and calculated on a weighted average basis using the investment balances and respective average yields for each investment category and a federal income tax rate of 21%.

Trust Services

We offer trust services to further provide for the financial needs of our customers.  As of December 31, 2023, the Trust Department managed assets of approximately $1.152 billion.  Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services.  As of December 31, 2023, personal trust assets under management totaled approximately $625.8 million.  Our retirement plan services encompass all types of qualified retirement plans, including profit sharing, 401(k) and pension plans.  As of December 31, 2023, retirement plan assets under management totaled approximately $526.6 million.

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

Human Capital

As of December 31, 2023, we had 314 full-time equivalent employees consisting of 287 full-time and 53 part-time employees.  We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service.  The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience.  None of our employees are represented by collective bargaining agreements with us.

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

Additional information about restrictions on the payment of dividends by the Bank may be found in Item 8 of this report in Notes 1 and 18 to the Consolidated Financial Statements and is here incorporated by reference.

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

The FDIC’s deposit insurance assessment base methodology uses average consolidated total assets less average tangible equity as the assessment base.  Under this calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing up to 35 basis points for banks that pose significant supervisory concerns.  This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns.  We estimate our annual assessment rate to be 5 basis points in 2024.

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

As of December 31, 2023, the Bank was categorized as “well capitalized” under the standards set forth in the rules implementing Basel III.   Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

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

Our credit losses could increase and our allowance for credit losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities and nonpayment of loans may have a material adverse effect on our earnings and overall financial condition, and the value of our common stock. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for credit losses based on a number of factors. If our assumptions are wrong, our allowance for credit losses may not be sufficient to cover our losses, which could have an adverse effect on our operating results and may cause us to increase the allowance in the future. The actual amount of future provisions for credit losses cannot now be determined and may exceed the amounts of past provisions for credit losses. Federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses could have a negative effect on our regulatory capital ratios, net income, financial condition and results of operations.

The Current Expected Credit Loss accounting standard could add volatility to our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.

Effective January 1, 2023, we adopted the Financial Accounting Standards Board ("the FASB") Account Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, commonly referred to as "CECL".  CECL changed the allowance for credit losses methodology from an incurred loss impairment methodology to an expected loss methodology, which is more dependent on future economic forecasts, assumptions and models than previous accounting standards and could result in increases in, and add volatility to, our allowance for credit losses and future provisions for credit losses.  These forecasts, assumptions and models are inherently uncertain and are based upon management's reasonable judgment in light of information currently available.

We are subject to liquidity risk in our operations, which could adversely affect our ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, operating expenses and capital expenditures. Liquidity of the Bank is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding sources. Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity.  An inability to retain the current level of deposits, including the loss of one or more of the Bank's larger deposit relationships, could have a material adverse effect on the Bank's liquidity.  Our access to funding sources in amounts adequate to finance activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of the business activity due to a market downturn or regulatory action that limits or eliminates access to alternate funding sources, including brokered deposits discussed above. Our ability to borrow could also be impaired by factors that are nonspecific to the Company, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2023, we had approximately $585.1 million of commercial real estate loans outstanding, which represented approximately 43.7% of our total loan portfolio.  As of that same date, we had approximately $189.8 million in residential real estate loans outstanding, or approximately 14.2% of our total loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $1.092 billion at December 31, 2023, comprising approximately 81.6% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the housing market.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $19.2 million, $21.4 million and $16.1 million at December 31, 2023, 2022 and 2021, respectively. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the housing market deteriorates, we could experience higher charge-offs and delinquencies in this portfolio.

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

We are and will continue to be dependent upon the services of our management team and other key personnel. During 2023, we experienced a transition in the chief executive officer and chief financial officer positions.  Challenges with these transitions could adversely affect our operations. Additionally, losing the services of one or more key members of our management team could adversely affect our operations.

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

We are required by federal and state regulatory authorities to maintain specified levels of capital to support our operations.  We may need to raise additional capital to support our current level of assets or our growth.  Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  We cannot assure that we will be able to raise additional capital in the future on terms acceptable to us or at all.  If we cannot raise additional capital when needed, our ability to expand our operations through organic growth or acquisitions could be materially limited.  Additional information on the capital requirements applicable to the Bank may be found under the heading "Regulatory Capital" in Note 18 in Item 8.

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

Evaluation of investment securities for allowance for credit losses involves subjective determinations and could materially impact our results of operations and financial condition.

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments require the establishment of an allowance for credit losses. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or future recovery prospects and the effects of changes in interest rates or credit spreads. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of an allowance for credit losses is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.  Our management considers a wide range of factors about the security issuer and uses reasonable judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Additions to the allowance for credit losses for our investment securities may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.

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

At December 31, 2023, our gross deferred tax asset was $10.0 million. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

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

ITEM 1B:	Unresolved Staff Comments.

None.

ITEM 1C:	Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company is exposed to cybersecurity threats and incidents that can range from uncoordinated individual attempts to gain unauthorized access to information systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company or its third party service providers. While we have experienced, and expect to continue to experience, cybersecurity threats, we have not experienced a material cybersecurity incident in the three year period ended December 31, 2023.  Management considers various factors in assessing the materiality of a cybersecurity incident, including the potential for misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the business operation disruption.  The potential consequences of a material cybersecurity incident could include reputational damage, litigation with third parties, regulatory criticism or proceedings and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations.  We evaluate the risks of data theft (including theft of sensitive, proprietary and other data categories, in addition to personal data), and harm to customer or third party relationships or the possibility of litigation or regulatory investigation or actions that could materially adversely affect our results of operations and our reputation.

The Company maintains a number of processes to identify and respond to cybersecurity threats and incidents.  The Company’s information security and third party risk management programs evaluate cybersecurity threats posed by internal and external factors and support daily operational functions that prevent unauthorized access or compromise.

The information security and third party risk management programs report functionally to the Company’s overall risk management function, led by the Chief Risk Officer.  The information security function, led by the Information Security Officer and the Chief Technology Officer, evaluates internal and external cybersecurity threat factors according to a written policy statement approved by the Board periodically.  The Company maintains processes to evaluate third parties whose information systems support critical Company operations.

Risk management evaluates cybersecurity risks and information systems of third parties at onboarding and on an ongoing basis.  Processes include evaluating reports or performing assessments of a third party’s information systems leveraging cybersecurity frameworks such as International Organization for Standardization (ISO) ISO 27001, Cybersecurity Framework (CSF) published by the US National Institute of Standards and Technology, as well as evaluating reports issued by a third party’s auditors developed under the attestation standards issued by the American Institute of Certified Public Accountants (AICPA).  The Company integrates risk mitigation into additional onboarding requirements to address identified risk factors, such as developing service level agreements and minimum required information security performance expectations to enable cybersecurity threats and incidents to be managed within applicable industry or regulatory standards.  The Company requires contracts of third parties to incorporate industry and regulatory standard clauses requiring reporting to the Company of the occurrence and mitigation of cyber security threats and incidents as well as to maintain adequate levels of cybersecurity insurance coverage.

The information security function performs periodic risk assessments of the Company’s information systems and cybersecurity threats using industry standard methodologies based on NIST CSF and MITRE Att&ck® methodologies, as well as regulatory guidance issued by the Federal Financial Institutions Examination Council (FFIEC) and state and federal regulators, including the Federal Deposit Insurance Corporation and the Michigan Department of Insurance and Financial Services.  Based on risk, the Company’s information security function performs internal engagements to provide assurance to senior management and the Board that the company’s information systems are able to identify, escalate and mitigate cybersecurity threats on a routine basis.  The Company also engages external independent parties to perform independent audit engagements, as well as other assessments of the Company’s information security and third party risk management program and information systems.

Cybersecurity Governance

On a periodic basis, typically monthly, management’s technology steering committee receives reporting summarizing cybersecurity threat and incident monitoring activity, along with details of remediation to address threats and incidents.  The summary considers both internal as well as external threat events and outlines management’s approach to enable the timely identification and notice of a material incident, should one occur, without unreasonable delay.  The results of internal and external assessments of the Company’s cybersecurity threat monitoring capabilities are provided to the committee.  Meeting minutes of the committee are maintained and made available to the Board of Directors.

The Board of Directors receives periodic training related to cyber security and is responsible for approval and oversight of management’s policies governing information system security and cybersecurity threats and incidents, as well as oversight of management’s approach to secure the Company’s information systems.  The Board of Directors delegates the oversight of risk management to the Audit Committee of the Board.

The Audit Committee receives and reviews reports on the Company’s risk management processes, which include assessments of management’s cybersecurity threats and incident management functions.  The committee receives periodic reporting of certain cybersecurity risks from the information security officer, including reports related to social engineering, effectiveness of cyber security training, as well as vulnerability and penetration assessments performed on management’s information systems by internal and by external parties and audit reports of information systems and cybersecurity threat and incident monitoring.

Any event that could become a cybersecurity incident is reviewed by risk management and information security and the technology steering committee.  The evaluation of reported events by the committee includes reporting of any mitigation or remediation determined necessary to address the threat posed by the reported event.  If any event rose to the level of a material incident, management maintains a response plan to mitigate the impact, maintain business continuity and provide for internal and external communication, including required communication.

ITEM 2:	Properties.

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan.  Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan 49424.  Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured.  We own each of the facilities except those identified in the “Use” column as “(Leased facility)”.  Our facilities as of February 15, 2024, were as follows:

Location of Facility	Use
10753 Macatawa Drive, Holland	Main Branch, Administrative, and Loan Processing Offices
815 E. Main Street, Zeeland	Branch Office
116 Ottawa Avenue N.W., Grand Rapids	Branch Office (Leased facility, lease expires December 2026)
126 Ottawa Avenue N.W., Grand Rapids	Loan Center (Leased facility, lease expires December 2025)
141 E. 8th Street, Holland	Branch Office
489 Butternut Dr., Holland	Branch Office
145 Columbia Avenue, Holland	Satellite Office (Leased facility, lease expires March 2024)
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 – 136th Street, Hamilton	Branch Office (Leased facility, lease expires December 2024)
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
3191 – 44th Street, S.W., Grandville	Branch Office
2261 Byron Center Avenue S.W., Byron Center	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office
4590 Cascade Road, Grand Rapids	Branch Office
3177 Knapp Street, N.E., Grand Rapids	Branch Office
15135 Whittaker Way, Grand Haven	Branch Office
12415 Riley Street, Holland	Branch Office
2750 Walker N.W., Walker	Branch Office
1575 – 68th Street S.E., Grand Rapids	Branch Office
2820 – 10 Mile Road, Rockford	Branch Office
520 Baldwin Street, Jenison	Branch Office
2440 Burton Street, S.E., Grand Rapids	Branch Office
6330 28th Street, S.E., Grand Rapids	Branch Office

ITEM 3:	Legal Proceedings.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol MCBC.  High and low closing prices (as reported on The Nasdaq Global Select Market) of our common stock for each quarter for the years ended December 31, 2023 and 2022 are set forth in the table below.

	2023			2022
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$11.16	$6.96	$0.08	$9.56	$8.76	$0.08
Second Quarter	10.20	8.34	0.08	9.31	8.38	0.08
Third Quarter	10.25	8.88	0.08	10.28	8.65	0.08
Fourth Quarter	11.91	8.31	0.09	11.84	9.21	0.08

Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the heading “Supervision and Regulation” and is here incorporated by reference.   Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

On February 15, 2024, there were approximately 724 owners of record and approximately 8,410 beneficial owners of our common stock.

Shareholder Return Performance Graph

The following graph shows the cumulative total shareholder return on an investment in the Company’s common stock compared to the Russell 2000 Index and the KBW Bank NASDAQ Index.  The comparison assumes a $100 investment on December 31, 2018 at the initial price of $9.62 per share (adjusted for all stock dividends and splits) and assumes that dividends are reinvested.  The comparisons in this table are set forth in response to Securities and Exchange Commission (SEC) disclosure requirements and therefore are not intended to forecast or be indicative of future performance of the common stock.

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Macatawa Bank Corporation	100.00	118.85	93.06	101.69	131.44	139.20
Russell 2000	100.00	125.53	150.58	172.90	137.56	160.85
KBW Bank NASDAQ	100.00	136.13	122.09	168.88	132.75	131.57

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the fourth quarter of 2023.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock surrendered for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share
Period
October 1 - October 31, 2023
Employee Transactions	—	—
November 1 - November 30, 2023
Employee Transactions	12,785	$9.44
December 1 - December 31, 2023
Employee Transactions	—	—
Total for Fourth Quarter ended December 31, 2023
Employee Transactions	12,785	$9.44

ITEM 6:	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Selected Historical Consolidated Financial Information.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, which is derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021	2020	2019
Financial Condition
Total assets	$2,748,699	$2,906,919	$2,928,751	$2,642,026	$2,068,770
Securities	840,321	848,022	553,066	316,300	307,969
Loans	1,338,386	1,177,748	1,108,993	1,429,331	1,385,627
Deposits	2,415,730	2,615,142	2,577,958	2,298,587	1,753,294
Long-term debt	—	—	—	20,619	20,619
Other borrowed funds	30,000	30,000	85,000	70,000	60,000
Shareholders' equity	287,085	247,038	254,005	239,843	217,469
Share Information*
Basic and diluted earnings (loss) per common share	$1.26	$1.01	$0.85	$0.88	$0.94
Book value per common share	8.35	7.20	7.41	7.01	6.38
Dividends per common share	0.33	0.32	0.32	0.32	0.28
Dividend payout ratio	26.19%	31.68%	37.65%	36.36%	29.79%
Average dilutive common shares outstanding	34,301,650	34,259,604	34,202,179	34,120,275	34,056,200
Common shares outstanding at period end	34,361,562	34,298,640	34,259,945	34,197,519	34,103,542
Operations
Interest income	$113,811	$74,906	$58,634	$67,224	$75,942
Interest expense	26,364	4,760	2,565	5,687	12,455
Net interest income	87,447	70,146	56,069	61,537	63,487
Provision for credit losses	550	(1,125)	(2,050)	3,000	(450)
Net interest income after provision for credit losses	86,897	71,271	58,119	58,537	63,937
Total noninterest income	18,441	20,019	23,695	23,976	19,728
Total noninterest expense	51,591	48,226	46,090	45,725	44,224
Income before income tax	53,747	43,064	35,724	36,788	39,441
Federal income tax	10,523	8,333	6,710	6,623	7,462
Net income attributable to common shares	43,224	34,731	29,014	30,165	31,979
Performance Ratios
Return on average equity	16.42%	14.19%	11.74%	13.19%	15.66%
Return on average assets	1.60	1.21	1.02	1.27	1.59
Yield on average interest-earning assets	4.37	2.73	2.19	3.00	4.04
Cost on average interest-bearing liabilities	1.52	0.28	0.15	0.38	0.94
Average net interest spread	2.85	2.45	2.04	2.62	3.10
Average net interest margin	3.36	2.56	2.09	2.75	3.38
Efficiency ratio	48.72	53.49	57.78	53.47	53.14
Capital Ratios
Period-end equity to total assets	10.44%	8.50%	8.67%	9.08%	10.51%
Average equity to average assets	9.74	8.55	8.71	9.62	10.17
Total risk-based capital ratio (consolidated)	18.69	17.87	18.32	18.29	15.78
Credit Quality Ratios
Allowance for credit losses to total loans	1.30%	1.30%	1.43%	1.22%	1.24%
Nonperforming assets to total assets	—	0.08	0.08	0.12	0.14
Nonaccrual loans to total loans	—	0.01	0.01	0.04	0.01
Allowance for credit losses to nonaccrual loans	1,744,200.00	19,596.15	17,270.65	3,266.04	8,472.91
Net charge-offs / (recoveries) to average loans	(0.01)	(0.05)	(0.04)	0.19	(0.06)

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

RESULTS OF OPERATIONS

Summary: Net income was $43.2 million ($53.7 million on a pretax basis) for 2023, compared to $34.7 million ($43.1 million on a pretax basis) for 2022.  Earnings per common share on a diluted basis were $ 1.26 for 2023 and $ 1.01 for 2022.

During 2023, the improvement in our earnings was the result of growth in net interest income while expenses were relatively stable.  Throughout 2022, the Federal Reserve Bank increased the federal funds rate several times, bringing the high end of their rate range from 0.25% at the beginning of the year to 4.50% by the end of 2022.  They increased rates by another 100 basis points during 2023, ending the year at 5.50%.  Given our asset sensitive balance sheet posture, this had a very positive impact on our earnings in 2023.  Net interest income increased to $87.4 million in 2023 compared to $70.1 million in 2022.  Gains on sales of mortgage loans were $65,000 in 2023 compared to $706,000 in 2022 with the decrease reflecting the impact of higher interest rates in 2023.  Other categories of noninterest income were down $937,000 in 2023, partially offsetting the impact of net interest income growth.  Total noninterest expense was $51.6 million in 2023 compared to $48.2 million in 2022.

We recorded a provision for credit losses of $550,000 in 2023 and a provision for credit losses benefit of $1.1 million in 2022.   Adoption of ASU 2016-13, commonly referred to as CECL, effective January 1, 2023, resulted in an increase to the allowance for credit losses of $1.5 million.  The provision in 2023 was determined following the new CECL standard and in 2022 was determined using incurred loss methodology.  The provision in both periods was favorably impacted by low levels of nonperforming loans, strong asset quality and the levels of net loan charge-offs to recoveries realized in recent periods.  The provision in 2022 was favorably impacted by the effect of reversals of the additional qualitative factors related to the COVID-19 pandemic.  These items are discussed more fully below.

Net Interest Income: Net interest income totaled $87.4 million during 2023 compared to $70.1 million during 2022.

The increase in net interest income during 2023 compared to 2022 was due primarily to an increase in yields on interest earning assets, particularly overnight deposits and variable rate loans as the federal funds rate was increased by 425 basis points in 2022 and 100 basis points in 2023.  Average yields on securities, interest earning assets and net interest margin are presented on a fully taxable equivalent basis.  Our net interest income as a percentage of average interest earning assets (i.e. "net interest margin" or "margin") was 3.36% for the year ended December 31, 2023 and 2.56% for the year ended December 31, 2022.

The yield on interest earning assets increased 164 basis points from 2.73% for 2022 to 4.37% for 2023.  The increase from 2022 to 2023 was generally due to an increase of average short-term interest rates earned on overnight deposits and variable rate commercial loans.  The average rate on overnight deposits increased from 1.53% in 2022 to 5.07% in 2023.  Our margin in recent years had been negatively impacted by our decision to hold significant balances in liquid and short-term investments.  In 2022 and 2023, our margin benefitted significantly from this strategy. Net interest income also benefitted in 2023 from growth in our investment portfolio.  Our average investment portfolio balance in 2023 was $888.4 million compared to $749.8 million in 2022.  Total average interest earning assets totaled $2.60 billion for 2023 compared to $2.74 billion in 2022.

Net interest income for 2023 increased $17.3 million compared to the same period in 2022.  Of this increase, $18.4 million was from changes in the rates earned or paid, partially offset by a $1.1 million reduction from changes in volume of average interest earning assets and interest bearing liabilities. The largest changes occurred in interest income on federal funds (our overnight deposits), interest income on commercial loans and interest income in our investment portfolio as we deployed more of our excess investable funds primarily into commercial and residential mortgage loans and taxable securities.  Interest income from federal funds sold and other short-term investments increased by $9.6 million in 2023 compared to 2022. The increases in 2022 and 2023 of the federal funds rate caused an $18.5 million increase in interest income, partially offset by an $8.9 million decrease in net interest income due to a decrease in average balances of federal funds sold and other short-term investments in 2023.  The net change in interest income for commercial loans was an increase of $18.2 million in 2023 as compared to 2022, with a $14.0 million increase due to rate and $4.2 million due to an increase in average balances.  The net change in interest income for taxable securities was an increase of $6.8 million with $3.6 million due to an increase in average balances and $3.2 million due to rate.

Yield on commercial loans increased from 4.23% in 2022 to 5.60% in 2023.  Yield on residential mortgage loans increased from 3.36% in 2022 to 4.09% in 2023, while yield on consumer loans increased from 4.88% in 2022 to 7.74% in 2023.  The increases in yields on commercial loans and consumer loans were the result of the predominance of loans in these categories with variable rates of interest tied to prime and SOFR, which increased throughout 2023.

Our net interest margin for 2023 was negatively impacted from a 124 basis point increase in our cost of funds from 0.28% for 2022 to 1.52% for 2023. Average interest bearing liabilities increased $15.3 million from $1.72 billion in 2022 to $1.74 billion in 2023.  Increases in the rates paid on certain deposit account types in response to the sharp market rate increases were the primary cause of the increase in our cost of funds.  In addition, we have experienced a shifting between deposit types to higher interest bearing types, with average certificates of deposit increasing $142.1 million from $88.2 million in 2022 to $230.3 million in 2023.  While our funding costs have increased, the yields on our interest earning assets increased to a larger extent, causing net interest income and net interest margin to increase from 2022 to 2023.

In 2024, we expect pressure on deposit costs may slow further improvement in net interest margin.  That said, expected repricing of maturing low-rate fixed rate loans and securities should partially offset the funding cost pressure and provide some protection to net interest income when interest rates begin to fall.

The following table shows an analysis of net interest margin for the years ended December 31, 2023 and 2022 (dollars in thousands).

	For the years ended December 31,
	2023			2022
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$766,657	$18,191	2.37%	$597,899	$11,333	1.90%
Tax-exempt securities (1)	121,719	2,764	2.93	151,888	2,803	2.38
Commercial loans (2)	1,029,909	58,431	5.60	938,817	40,197	4.23
Residential mortgage loans	164,217	6,726	4.09	125,202	4,211	3.36
Consumer loans	56,561	4,380	7.74	56,684	2,768	4.88
Federal Home Loan Bank stock	10,211	318	3.07	10,411	199	1.89
Federal funds sold and other short-term investments	447,249	23,001	5.07	862,240	13,395	1.53
Total interest earning assets (1)	2,596,523	113,811	4.37	2,743,141	74,906	2.73

Noninterest earning assets:
Cash and due from banks	36,045			36,428
Other	71,690			85,685
Total assets	$2,704,258			$2,865,254

Liabilities
Deposits:
Interest bearing demand	$629,804	$2,985	0.47%	$704,926	$952	0.14%
Savings and money market accounts	847,245	14,483	1.71	879,273	2,474	0.28
Time deposits	230,325	8,262	3.58	88,218	347	0.40
Borrowings:
Other borrowed funds	30,000	634	2.08	49,622	987	1.96
Long-term debt	—	—	—	—	—	—
Total interest bearing liabilities	1,737,374	26,364	1.52	1,722,039	4,760	0.28

Noninterest bearing liabilities:
Noninterest bearing demand accounts	686,664			884,579
Other noninterest bearing liabilities	16,950			13,795
Shareholders' equity	263,270			244,841
Total liabilities and shareholders' equity	$2,704,258			$2,865,254

Net interest income		$87,447			$70,146

Net interest spread (1)			2.85%			2.45%
Net interest margin (1)			3.36%			2.56%
Ratio of average interest earning assets to average interest bearing liabilities	149.45%			159.30%

(1)	Yields are presented on a tax equivalent basis using a 21% tax rate.
(2)

Loan fees of $362,000 and $1.8 million for 2023 and 2022, respectively, are included in interest income.  Included in these fee amounts were $0 and $1.3 million in fees on PPP loans in 2023 and 2022, respectively.  Includes average nonaccrual loans of approximately $49,000 and $86,000 for 2023 and 2022, respectively.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For the years ended December 31,
	2023 vs 2022 Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands)
Interest income
Taxable securities	$3,624	$3,234	$6,858
Tax-exempt securities	(786)	747	(39)
Commercial loans	4,192	14,042	18,234
Residential mortgage loans	1,480	1,035	2,515
Consumer loans	(6)	1,618	1,612
Federal Home Loan Bank stock	(4)	123	119
Federal funds sold and other short-term investments	(8,869)	18,475	9,606
Total interest income	(369)	39,274	38,905

Interest expense
Interest bearing demand	$(112)	$2,145	$2,033
Savings and money market accounts	(93)	12,102	12,009
Time deposits	1,310	6,605	7,915
Other borrowed funds	(410)	57	(353)
Long-term debt	—	—	-
Total interest expense	695	20,909	21,604
Net interest income	$(1,064)	$18,365	$17,301

(1)  The change in interest due to changes in both balance and rate has been allocated to change in balance and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

Provision for Credit Losses: The provision for credit losses for 2023 was $550,000 compared to a benefit of $1.1 million for 2022. The provision for credit losses for 2023 and 2022 were impacted by our continued strong asset quality metrics. We adopted CECL effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss accounting standards. The transition adjustment of the CECL adoption included an increase in the allowance for credit losses of $1.5 million, $62,000 to establish a reserve for unfunded commitments and a $1.2 million decrease to retained earnings to reflect the cumulative effect of adoption of CECL, with the $323,000 tax impact portion being recorded as part of the deferred tax asset on our Consolidated Balance Sheet.

In 2022, economic conditions improved allowing for reductions in the additional qualitative adjustments made in 2020 related to the COVID-19 pandemic.  This contributed to the level of provision benefit recorded in 2022.  Specific reserves on collateral dependent loans increased by $7,000 in 2023.  Specific reserves on impaired loans decreased by $270,000 in 2022 from 2021.  Net loan recoveries were $131,000 in 2023 compared to $521,000 in 2022.

Our overall weighted average commercial loan grade has been below 4.00 for the past several years.  Our weighted average commercial loan grade was 3.49 at December 31, 2023 and 3.53 at December 31, 2022.

The amounts of credit loss provision in each period were the result of establishing our allowance for credit losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance. More information about our allowance for credit losses and our methodology for establishing its level may be found in Item 7 of this report under the heading “Allowance for Credit Losses” below and in Item 8 of this report in Note 3 of the Consolidated Financial Statements.

Noninterest Income: Noninterest income totaled $18.4 million in 2023 compared to $20.0 million in 2022.  The components of noninterest income are shown in the table below (in thousands):

	2023	2022
Service charges and fees on deposit accounts	$4,109	$4,769
Net gains on mortgage loans	65	706
Trust fees	4,332	4,143
ATM and debit card fees	6,694	6,768
Bank owned life insurance (“BOLI”) income	903	878
Investment services fees	1,557	1,691
Other income	781	1,064
Total noninterest income	$18,441	$20,019

Net gains on sales of mortgage loans decreased $641,000 from 2022 to 2023 due to much lower volumes of mortgage loans originated for sale in 2023.   Net gains on mortgage loans represent gains on the sale of real estate mortgage loans in the secondary market.  We typically sell the majority of the fixed-rate mortgage loans we originate, however in 2023, with the high rate environment, we have held more of this production in portfolio. We do not retain the servicing rights for the loans we sell.

A summary of gain on sales of loans and related loan volume was as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Gain on sales of loans	$65	$706

Real estate mortgage loans originated for sale	$4,145	$26,236
Real estate mortgage loans sold	4,425	28,134
Net gain on the sale of mortgage loans as a percent of real estate mortgage loans sold ("Loan sale margin")	1.47%	2.51%

As demonstrated in the table above, the volume of mortgage loans originated for sale was down significantly in 2023 compared to 2022.  The rapid increase in interest rates during 2022 and 2023 significantly impacted mortgage sale production volume.  As long-term market interest rates impacting mortgage rates began to rise in the latter half of 2021, mortgage production slowed and resulting gains declined.  As rates increased further in 2022 and 2023, refinancing activity all but stopped and more customers chose variable rate products, which we hold in portfolio.  We also determined it appropriate to hold more of the fixed rate production in portfolio in 2023 given the higher rates and assumed shorter duration, as many loans likely will be refinanced when rates decline. We expect our residential mortgage loan activity to remain below normal levels as we enter 2024 given the existing rate environment.

Deposit service charges were down $660,000, primarily driven by a higher level of earnings credits due to higher deposit rates in 2023 which offset treasury management service charges to our commercial customers.  Treasury management fee income pre-earnings credit improved as a result of success in growing the number of business and municipal customers using these services in the last two years.

Trust service revenue increased $189,000 in 2023.   This increase was due primarily to market valuations of assets on which fees are assessed.

ATM and debit card processing income decreased $74,000 in 2023 to $6.7 million compared to $6.8 million in 2022.  This decrease reflected a decrease in debit card interchange charged to our account holders, as transaction volume was slightly lower in 2023 than in 2022.

We did not sell any securities in 2023 or 2022.  We continually review our securities portfolio and will dispose of securities that pose higher than desired credit or market risk, or as warranted from overall portfolio maintenance or asset-liability management.

Investment services fees decreased $134,000 in 2023 due to slightly lower volumes of investment products sold in 2023 versus 2022.

Earnings from bank owned life insurance increased by $25,000 in 2023 compared to 2022 due to the general performance of the underlying investments.

Other income was down by $283,000 in 2023 due largely to lower swap fee income in 2023. We also experienced a reduction of title insurance fees of $63,000 as mortgage volume was down due to the higher interest rate environment.

Noninterest Expense: Noninterest expense was $51.6 million in 2023 and $48.2 million in 2022.  The components of noninterest expense are shown in the table below (in thousands):

	2023	2022
Salaries and benefits	$28,620	$26,194
Occupancy of premises	4,208	4,200
Furniture and equipment	4,199	4,008
Legal and professional	1,425	961
Marketing and promotion	803	803
Data processing	3,953	3,756
FDIC assessment	1,320	789
Interchange and other card expense	1,633	1,586
Bond and D&O insurance	490	518
Outside services	1,905	2,139
Other noninterest expense	3,035	3,272
Total noninterest expense	$51,591	$48,226

Salaries and benefits expense was the largest component of noninterest expense and was $28.6 million in 2023 and $26.2 million in 2022.  The increase in 2023 was primarily due to $1.3 million in expenses related to the CEO retirement agreement effective November 1, 2023 incurred in the fourth quarter 2023.  The remainder of the increase was driven by higher base compensation, higher medical insurance costs from increased claims and higher 401(k) contributions.  The table below identifies the primary components of salaries and benefits (in thousands):

	2023	2022
Salaries and other compensation	23,705	22,694
Executive retirement costs	1,261	—
Salary deferral from commercial loans	(748)	(855)
Bonus	1,150	1,154
Mortgage production - variable comp	431	430
Brokerage - variable comp	439	470
401(k) matching contributions	790	755
Medical insurance costs	1,592	1,546
Total salaries and benefits	$28,620	$26,194

Legal and professional fees increased to $1.4 million in 2023 compared to $961,000 in 2022. Of the $464,000 increase in 2023, $241,000 was due to higher audit and examination costs due to outsourcing of certain core internal audit services and $223,000 was due to higher legal expenses.  Legal expense in 2023 included additional costs associated with new accounting and proxy disclosures, regulatory compliance matters referred to legal counsel and inflationary increases and consultation related to executive transitions.

Costs associated with nonperforming assets remained at low levels, totaling $3,000 in 2023 and $20,000 in 2022.   During 2023, we did not add any other real estate owned properties.  On January 30, 2023, we sold the remaining other real estate owned property at a gain of $356,000, bringing the balance of other real estate owned to $0.  In 2022, we did not add any other real estate properties and sold one real estate property.

FDIC assessment expense increased to $1.3 million in 2023 compared to $789,000 in 2022 primarily due to higher premiums assessed by the FDIC beginning in 2023.  Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading "Supervision and Regulation." We expect this expense to remain elevated in 2024 until the FDIC bank insurance fund reaches the level imposed by regulations.

Occupancy expense increased by $8,000 in 2023 primarily due to an increase in snow removal and building maintenance costs, partially offset by depreciation of our buildings.  Furniture and equipment expense increased by $191,000 in 2023 primarily due to an increase in equipment and service contracts, partially offset by a decrease in furniture and equipment depreciation and software amortization costs.

Data processing expenses were $4.0 million in 2023 and $3.8 million in 2022.  Increases in data processing for our systems and card programs in 2023 were the primary reasons for the increase in 2023.

Outside services decreased by $234,000 in 2023 primarily due to lower recruiting costs and certain outsourced services.

Federal Income Tax Expense: We recorded federal income tax expense of $10.5 million in 2023 and $8.3 million in 2022.  Our effective tax rate was 19.58% for 2023 and 19.35% for 2022.  The increase in the effective tax rate in 2023 over 2022 was due to higher levels of taxable income from rising interest rates while our tax-exempt income has remained relatively flat.

FINANCIAL CONDITION

Summary:   Total assets were $2.75 billion at December 31, 2023, a decrease of $158.2 million from $2.91 billion at December 31, 2022. This change reflected increases of $160.6 million in our loan portfolio, $9.5 million in securities available for sale, $1.4 million in accrued interest receivable and $904,000 in bank owned life insurance, offset by decreases of $304.8 million in cash and cash equivalents, $17.2 million in held to maturity securities, $1.4 million in premises and equipment, $2.3 million in other real estate owned, and $2.5 million in net deferred tax assets. Total deposits decreased by $199.4 million and other borrowed funds were unchanged at December 31, 2023 compared to December 31, 2022.

Total shareholders’ equity increased by $40.0 million from December 31, 2022 to December 31, 2023.  Shareholders’ equity was increased by $43.2 million of net income in 2023, partially offset by cash dividends of $11.3 million, or $0.33 per share.  Shareholders’ equity also increased by $8.7 million in 2023 as a result of a favorable swing in accumulated other comprehensive income due to the effect of the change in fair value of our available for sale securities portfolio. As of December 31, 2023 and 2022, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $450.4 million at December 31, 2023 compared to $755.2 million at December 31, 2022. This $304.8 million decrease was primarily the result of growth in our loan portfolio and reduction of deposits during 2023.

Securities: Securities available for sale ("AFS") were $508.8 million at December 31, 2023 compared to $499.3 million at December 31, 2022. The balance at December 31, 2023 primarily consisted of U.S. Treasury and agency securities, agency mortgage backed securities and various municipal investments. The growth in securities AFS was primarily the result of an improvement in the net unrealized losses of $11.0 in the investment portfolio in 2023.  Our held to maturity ("HTM") portfolio decreased from $348.8 million at December 31, 2022 to $331.5 million at December 31, 2023.  Our HTM portfolio is comprised of U.S. Treasury securities and state municipal and privately placed commercial bonds.  The commercial bond component of this category increased by $10.2 million in 2023.  These bonds represent financing provided to some of our non-profit commercial customers who qualified for borrowing on a tax-exempt basis.  The municipal bond component of this category decreased by $27.4 million in 2023.

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

Portfolio Loans and Asset Quality: Total portfolio loans increased by $160.6 million to $1.34 billion at December 31, 2023 compared to $1.18 billion at December 31, 2022. During 2023, our commercial portfolio increased by $112.8 million, while our residential mortgage portfolio increased by $50.7 million and our consumer portfolio decreased by $2.8 million.

We experienced stronger year over year growth in commercial loans in 2023 than in 2022.  Commercial loans increased $43.0 million in 2022 and increased $112.8 million in 2023.  The improved growth in 2023 related to a general increase in business activity in our market beginning in late 2022.

Commercial and commercial real estate loans remained our largest loan segment and accounted for 81.6% of the total loan portfolio at December 31, 2023 and 83.2% at December 31, 2022. Residential mortgage and consumer loans comprised 18.4% of total loans at December 31, 2023 and 16.8% at December 31, 2022.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	December 31, 2023		December 31, 2022
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$5,809	0.4%	$7,234	0.6%
Unsecured to residential developers	800	—	—	—
Vacant and unimproved	39,534	3.0	36,270	3.1
Commercial development	84	—	103	—
Residential improved	123,875	9.3	112,791	9.6
Commercial improved	260,188	19.4	259,281	22.0
Manufacturing and industrial	154,809	11.6	121,924	10.4
Total commercial real estate	585,099	43.7	537,603	45.7
Commercial and industrial	506,974	37.9	441,716	37.5
Total commercial	1,092,073	81.6	979,319	83.2

Consumer
Residential mortgage	189,818	14.2	139,148	11.8
Unsecured	129	—	121	—
Home equity	53,039	4.0	56,321	4.8
Other secured	3,327	0.2	2,839	0.2
Total consumer	246,313	18.4	198,429	16.8
Total loans	$1,338,386	100.0%	$1,177,748	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans increased $47.5 million since December 31, 2022 and accounted for 43.7% of our total loan portfolio at year-end 2023 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our overall commercial and industrial loan portfolio increased by $65.3 million to $507.0 million at December 31, 2023 and represented 37.9% of our total loan portfolio.  Of the $65.3 million increase in 2023, approximately $27.4 million was due to growth in balances to transportation leasing businesses and $31.4 million growth in automotive dealer floorplan balances.   This growth included the addition of new dealer accounts as well as higher usage of existing lines.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 14.2% of portfolio loans at December 31, 2023 and 11.8% at December 31, 2022.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. Typically, a large portion of our residential mortgage loan production is sold on the secondary market with servicing released.  However, given the significant increase in residential mortgage loan rates, we have increased the amount of such loans retained in portfolio as they will typically have lower duration due to refinancings that occur when interest rates decline.

The volume of residential mortgage loans originated for sale during 2023 decreased from 2022 as interest rates increased in 2022 and remained high throughout 2023 and demand for refinancings declined as many potential borrowers had recently refinanced in the extended low interest rate environment.  In addition, customer preference drove more production in loan product types we retain in portfolio (i.e. variable rate, short term mortgages).     We expect residential mortgage originations for sale to continue to be below normal levels as we enter 2024 given the existing rate environment.   Residential mortgage loans originated for sale were $4.1 million in 2023 compared to $26.2 million in 2022.  The Company had no repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2023.

The following table shows our residential mortgage loan portfolio broken down by fixed and variable rate (in thousands):

	December 31, 2023	December 31, 2022
Fixed rate residential mortgage loans	$85,431	$64,797
Variable rate residential mortgage loans	104,387	74,351
Total residential mortgage loans	$189,818	$139,148

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $2.8 million to $56.5 million at December 31, 2023 from $59.3 million at December 31, 2022 primarily due to a decrease in home equity loans due to the high rate environment.  Consumer loans comprised approximately 4.2% of our portfolio loans at December 31, 2023 and 5.0% at December 31, 2022.

The following table shows our loan origination activity for portfolio loans during 2023 and 2022, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Year ended December 31, 2023			Year ended December 31, 2022
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$6,768	1.6%	$752	$5,998	1.2%	$600
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	10,907	2.5	682	10,982	2.2	998
Commercial development	—	—	—	—	—	—
Residential improved	44,708	10.4	443	51,565	10.5	549
Commercial improved	32,521	7.6	879	76,523	15.5	1,594
Manufacturing and industrial	25,977	6.1	1,443	71,641	14.6	2,470
Total commercial real estate	120,881	28.2	668	216,709	44.0	1,129
Commercial and industrial	187,344	43.6	1,224	164,535	33.4	885
Total commercial	308,225	71.8	923	381,244	77.4	1,009

Consumer
Residential mortgage	81,332	18.9	313	55,289	11.2	302
Unsecured	5	—	5	—	—	—
Home equity	37,505	8.7	118	54,249	11.0	134
Other secured	2,407	0.6	39	1,855	0.4	36
Total consumer	121,249	28.2	189	111,393	22.6	174
Total loans	$429,474	100.0%	441	$492,637	100.0%	484

While our loan origination activity was down $63.2 million in 2023 compared to 2022, our commercial loan portfolio increased $112.8 million in 2023. This is largely due to the funding of various construction projects originating in 2022, and higher usage of commercial lines by our commercial borrowers.  This utilization was up $52.3 million from December 31, 2022 to December 31, 2023.

We also have a significant amount of unfunded commercial lines of credit that can be drawn on by our commercial loan customers.  The table below shows the total commitment, the unused portion and the percentage of unused to total commitment at December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Commercial - Lines of credit commitments	$975,195	$1,021,795
Commercial - Unused portion of lines of credit	535,642	612,317
Commercial - Unused lines of credit to total commitments	54.93%	59.93%

Total commercial lines of credit commitments decreased by $46.6 million from December 31, 2022 to December 31, 2023.

Given that the current industry conditions are tightening, we expect industry pricing will increase in response to cost of funds increases and we will continue to respond accordingly.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At December 31, 2023 and 2022, nonperforming assets totaled $1,000 and $2.4 million, respectively. There were no additions to other real estate owned in 2023 or in 2022.  We expect there to be few, if any, additions to other real estate owned in 2024.  Proceeds from sales of foreclosed properties were $2.7 million in 2023 resulting in a net realized gain on sale of $356,000. Proceeds from sales of foreclosed properties were $47,000 in 2022 resulting in a net realized gain on sale of $47,000.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of December 31, 2023, nonperforming loans totaled $1,000, or 0.00% of total portfolio loans, compared to $78,000, or 0.01% of total portfolio loans, at December 31, 2022.

Nonperforming loans at December 31, 2023 consisted of $1,000 of residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $0 and $2.3 million at December 31, 2023 and 2022. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.  On January 30, 2023, the Company sold the remaining other real estate owned property at a small gain, bringing the balance of other real estate owned to $0.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	December 31,
	2023	2022	2021	2020	2019
Nonaccrual loans	$1	$78	$91	$533	$203
Loans 90 days or more delinquent and still accruing	—	—	1	—	—
Total nonperforming loans (NPLs)	1	78	92	533	203
Foreclosed assets	—	2,343	2,343	2,537	2,748
Repossessed assets	—	—	—	—	—
Total nonperforming assets (NPAs)	$1	$2,421	$2,435	$3,070	$2,951

NPLs to total loans	0.00%	0.01%	0.01%	0.04%	0.01%
NPAs to total assets	0.00%	0.08%	0.08%	0.12%	0.14%

We adopted ASU 2022-02 effective January 1, 2023.  This standard eliminated the previous troubled debt restructuring ("TDR") accounting model and replaced it with guidance and disclosure requirements for identifying modifications to loans to borrowers experiencing financial difficulty.  The following table shows the balance of loans modified to borrowers experiencing financial difficulty at December 31, 2023 (dollars in thousands):

	December 31, 2023
	Commercial	Consumer	Total
Performing	$729	$2,584	$3,313
Nonperforming (1)	—	—	—
Total	$729	$2,584	$3,313

(1)	Included in nonperforming asset table above

The following table shows the composition of loans modified to borrowers experiencing financial difficulty as of December 31, 2023 (dollars in thousands):

December 31, 2023
Commercial and industrial	$244
Commercial real estate	485
Consumer	2,584
Total	$3,313

The following table shows the composition of our TDRs for the previous four year end periods (dollars in thousands):

	2022	2021	2020	2019
Commercial and industrial	$3,604	$3,375	$3,957	$5,797
Commercial real estate	517	1,127	1,439	2,770
Consumer	2,886	3,024	4,049	5,140
Total	$7,007	$7,526	$9,445	$13,707

We had a total of $3.3 million and $7.0 million of loans modified to borrowers experiencing financial difficulty as of December 31, 2023 and 2022, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each modification, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the modified debt.  An analysis is also performed to determine whether the modified loan should be on accrual status.  Generally, if the loan is on accrual at the time of modification, it will remain on accrual after the modification.  In some cases, a nonaccrual loan may be placed on accrual at modification if the loan’s actual payment history demonstrates it would have cash flowed under the modified terms.  After six consecutive payments under the modified terms, a nonaccrual modified loan is reviewed for possible upgrade to accruing status.  At December 31, 2023, approximately 50% of the balance of modified loans to borrowers experiencing financial difficulty involved interest rate reductions, 36% involved extensions of maturity and the remainder were a combination of capitalized interest, renewals at below market rates and A-B note restructures.  All of the modifications involving interest rate reductions occurred prior to 2015.

Allowance for credit losses: Determining the appropriate level of the allowance for credit losses is highly subjective.  Timely identification of risk rating changes within the commercial loan portfolio is key to our process of establishing an appropriate allowance balance.  The internal risk rating system is discussed below.

The allowance for credit losses at December 31, 2023 was $17.4 million, an increase of $2.2 million, compared to $15.3 million at December 31, 2022.  The balance of the allowance for credit losses was 1.30% of total portfolio loans at December 31, 2023 compared to 1.30% of total portfolio loans at December 31, 2022.   The allowance for credit losses to nonperforming loan coverage ratio remained high at 1,744,200% at December 31, 2023 compared to 19,596% at December 31, 2022.

The following is a summary of certain key ratios regarding allowance activity and coverage.

	December 31
	2023	2022
Ratios:
Net charge-offs (recoveries) to average loans outstanding - Total	(0.01)%	(0.05)%
Net charge-offs (recoveries) to average loans outstanding - Commercial Loans	(0.01)%	(0.05)%
Net charge-offs (recoveries) to average loans outstanding - Residential Mortgage Loans	(0.01)%	(0.02)%
Net charge-offs (recoveries) to average loans outstanding - Consumer Loans	0.02%	(0.07%)
Nonaccrual loans to loans outstanding at year-end	0.00%	0.01%
Allowance for credit losses to loans outstanding at year-end	1.30%	1.30%
Allowance for credit losses to nonaccrual loans at year-end	1,744,200%	19,596%
Allowance for credit losses to nonperforming loans at year-end	1,744,200%	19,596%

The continued low level of net charge-offs over the last several years has had a significant effect on the historical loss component of our allowance for credit losses computation.

The table below shows the changes in these metrics over the past five years:

(Dollars in millions)	2023	2022	2021	2020	2019
Commercial loans	$1,092.1	$979.3	$936.4	$1,217.6	$1,098.0
Nonperforming loans	—	0.1	0.1	0.5	0.2
Other real estate owned and repo assets	—	2.3	2.3	2.5	2.7
Total nonperforming assets	—	2.4	2.4	3.0	3.0
Net charge-offs (recoveries)	(0.1)	(0.5)	(0.5)	2.8	(0.8)
Total delinquencies	0.0	0.2	0.1	0.6	0.4

Nonperforming loans have been low over the past several years.   At December 31, 2023, we have had net loan recoveries in thirty-four of the past thirty-six quarters.  Perhaps even more importantly, our total delinquencies 30 days and greater have continued to be minimal, and were just $44,000 at December 31, 2023.

The provision for credit losses was $550,000 for 2023 compared to a benefit of $1.1 million for 2022.  The provision in each period was impacted by the levels of nonperforming loans and net charge-off/recovery experience.  We had net recoveries in 2023 totaling $131,000 compared to net recoveries of $521,000 in 2022.  The ratio of net charge-offs / (recoveries) to average loans was (0.01%) for 2023 compared to (0.05%) for 2022.

We are encouraged by the low level of charge-offs over the past several years. We do, however, recognize that future charge-offs and resulting provisions for credit losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets.

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

We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (29.2%), followed by Manufacturing (14.8%) and Retail Trade (13.5%).

The table below breaks down our commercial loan portfolio by industry type at December 31, 2023 and identifies the percentage of loans in each type that have a pass rating within our grading system (4 or better) and criticized rating (5 or worse) (dollars in thousands):

	Total	Percent of Total Loans	Percent Grade 4 or Better	Percent Grade 5 or Worse
Industry:
Agricultural Products	$47,921	4.39%	90.42%	9.58%
Mining and Oil Extraction	641	0.06%	96.26%	3.74%
Utilities	—	0.00%	0.00%	0.00%
Construction	89,330	8.18%	98.98%	1.02%
Manufacturing	161,185	14.76%	96.57%	3.43%
Wholesale Trade	60,984	5.58%	100.00%	0.00%
Retail Trade	147,589	13.51%	99.97%	0.03%
Transportation and Warehousing	64,259	5.88%	99.96%	0.04%
Information	—	0.00%	0.00%	0.00%
Finance and Insurance	39,840	3.65%	100.00%	0.00%
Real Estate and Rental and Leasing	319,006	29.21%	99.57%	0.43%
Professional, Scientific and Technical Services	5,604	0.51%	96.88%	3.12%
Management of Companies and Enterprises	4,586	0.42%	100.00%	0.00%
Administrative and Support Services	24,491	2.24%	98.37%	1.63%
Education Services	4,019	0.37%	100.00%	0.00%
Health Care and Social Assistance	30,115	2.76%	100.00%	0.00%
Arts, Entertainment and Recreation	5,083	0.47%	94.26%	5.74%
Accommodations and Food Services	51,951	4.76%	87.37%	12.63%
Other Services	35,469	3.25%	95.84%	4.16%
Public Administration	—	0.00%	0.00%	0.00%
Private Households	—	0.00%	0.00%	0.00%
Total commercial loans	$1,092,073	100.00%	98.04%	1.96%

The qualitative factors assessed and used to adjust historical loss experience reflect our assessment of the impact of economic trends, delinquency and other problem loan trends, trends in valuations supporting underlying collateral, changes in loan portfolio concentrations, the effect of changes in interest rates on loan collectability, competition and the effect changes in internal credit administration practices have on probable losses in our loan portfolio.  Qualitative adjustments are inherently subjective and there can be no assurance that these adjustments have properly identified losses in our loan portfolio.  More information regarding the subjectivity involved in determining the estimate of the allowance for credit losses may be found in Item 7 of this report under the heading "Critical Accounting Estimates."

The following table shows the allocation of the allowance for credit losses by portfolio type at the dates indicated.

	December 31,
	2023		2022
(Dollars in thousands)	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans
Commercial and commercial real estate	$14,067	81%	$12,827	84%
Residential mortgage	2,628	15	1,755	11
Consumer	747	4	703	5
Total	$17,442	100%	$15,285	100%

The components of the allowance for credit losses were as follows:

	December 31,
	2023		2022
(Dollars in thousands)	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount
Commercial and commercial real estate:
Collateral dependent/impaired with allowance recorded	$292	$17	$812	$75
Collateral dependent/impaired with no allowance recorded	1,162	—	3,309	—
Loss allocation factor	1,090,619	14,050	975,198	12,751
	1,092,073	14,067	979,319	12,826
Residential mortgage and consumer:
Reserves on troubled debt restructurings	—	—	2,886	220
Loss allocation factor	246,313	3,375	195,543	2,239
Total	$1,338,386	$17,442	$1,177,748	$15,285

Our weighted average loan grade was 3.49 at December 31, 2023 and 3.53 at December 31, 2022.

More information regarding steps to address elevated levels of substandard, impaired and nonperforming loans may be found in Item 7 of this report under the heading "Portfolio Loans and Asset Quality" above and in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

Although we believe our allowance for credit losses has captured the losses that are expected in our portfolio as of December 31, 2023, there can be no assurance that all losses have been identified or that the allowance is sufficient.

Premises and Equipment:   Premises and equipment totaled $38.6 million at December 31, 2023 compared to $40.3 million at December 31, 2022, down $1.7 million, as capital additions were more than offset by depreciation of current property during 2023.

Bank owned life insurance (BOLI):   The Bank has purchased life insurance policies on certain officers.  BOLI is recorded at its currently realizable cash surrender value and totaled $54.2 million at December 31, 2023 compared to $53.3 million at December 31, 2022.

Deposits and Other Borrowings: Total deposits decreased $199.4 million to $2.42 billion at December 31, 2023, as compared to $2.62 billion at December 31, 2022.  Noninterest checking account balances decreased $191.8 million in 2023.  Interest bearing demand account balances decreased $121.2 million and savings and money market account balances decreased $101.9 million in 2023 while our certificates of deposit, primarily in the 12-18 month term, increased by $215.5 million in 2023 as a result of our increases in offered interest rates.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 27% of total deposits at December 31, 2023 compared to 31% of total deposits at December 31, 2022.  In recent years, because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  We have begun to see some of these balances move to higher earning deposit types.  Interest bearing demand, including money market and savings accounts comprised 60% of total deposits at December 31, 2023 and 64% at December 31, 2022. Time accounts as a percentage of total deposits were 13% at December 31, 2023 and 4% at December 31, 2022.

Our deposit base is primarily made up of many small accounts, and balances at December 31, 2023 were comprised of 44% personal customers and 56% business customers.  Within our business customer base, there is no significant specific industry concentration.  Our core deposits - which we define as deposits we have sourced within our local markets - represented 100% of our total deposits at December 31, 2023.  Our total balances of $2.42 billion at December 31, 2023 remain elevated, reflecting a $710.4 million increase, or 42%, over pre-pandemic totals of $1.71 billion as of March 31, 2020.

Deposit balances in excess of the $250,000 FDIC insured limit totaled approximately $1.05 billion, or 43% of total deposits, at December 31, 2023 and approximately $1.21 billion, or 46% of total deposits, at December 31, 2022.  We have sufficient liquid resources to cover all of the uninsured balances at December 31, 2023.

Borrowed funds totaled $30.0 million at December 31, 2023 and 2022, comprised entirely of Federal Home Loan Bank advances. The $30.0 million of advances at December 31, 2023 are scheduled to mature during 2024.

Information regarding our off-balance sheet commitments may be found in Item 8 of this report in Note 16 to the Consolidated Financial Statements.

CAPITAL RESOURCES

Total shareholders’ equity increased by $40.0 million from December 31, 2022 to December 31, 2023.  Shareholders’ equity was increased by $43.2 million of net income in 2023, partially offset by cash dividends of $11.3 million, or $0.33 per share.  Shareholders’ equity also increased by $8.7 million in 2023 as a result of a positive swing in accumulated other comprehensive income due to the effect of changes in interest rates on the fair value of our available for sale securities portfolio. As of December 31, 2023, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Our regulatory capital ratios (on a consolidated basis) continue to significantly exceed the levels required to be categorized as “well capitalized” according to the requirements specified by the rules implementing Basel III.

The following table shows our regulatory capital ratios (on a consolidated basis) for the past three years.

	December 31,
	2023	2022	2021
Total capital to risk weighted assets	18.7%	17.9%	18.3%
Common Equity Tier 1 to risk weighted assets	17.7	16.9	17.2
Tier 1 capital to risk weighted assets	17.7	16.9	17.2
Tier 1 capital to average assets	11.4	9.7	8.7

Our Board of Directors declared quarterly cash dividends to common shareholders beginning with the first quarter of 2014, and each subsequent quarter in 2014 through 2023.  The declaration and payment of future dividends to common shareholders will be considered by the Board of Directors in its discretion and will depend on a number of factors, including our financial condition and anticipated profitability.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

Macatawa Bank:

The Bank was categorized as "well capitalized" at December 31, 2023 and 2022 according to the requirements specified by the rules implementing Basel III.  The following table shows the Bank’s regulatory capital ratios for the past three years.

	December 31,
	2023	2022	2021
Average equity to average assets	9.4%	8.3%	8.8%
Total capital to risk weighted assets	18.2	17.4	17.8
Common Equity Tier 1 to risk weighted assets	17.2	16.4	16.7
Tier 1 capital to risk weighted assets	17.2	16.4	16.7
Tier 1 capital to average assets	11.0	9.4	8.4

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

We maintain a non-core funding dependency ratio below our peer group average and have had no brokered deposits on our balance sheet since December 2012.  At December 31, 2023, the Bank held $418.0 million of federal funds sold and other short-term investments as well as $505.1 million of unpledged securities available for sale.  The Bank’s available borrowing capacity from correspondent banks was approximately $969.0 million as of December 31, 2023.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At December 31, 2023, we had a total of $693.4 million in unused lines of credit, $86.2 million in unfunded loan commitments and $10.4 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2023, the Bank paid dividends to the Company totaling $12.7 million.  In the same period, the Company paid dividends to its shareholders totaling $11.3 million.   In 2022, the Bank paid dividends to the Company totaling $11.9 million.  In the same period, the Company paid dividends to its shareholders totaling $10.9 million.  The Company retained the remaining balance in each period for general corporate purposes.  At December 31, 2023, the Bank had a retained earnings balance of $136.5 million.

During 2023 and 2022, the Company received payments from the Bank totaling $9.8 million and $6.7 million, respectively, representing the Bank’s intercompany tax liability for the 2023 and 2022 tax years, respectively, in accordance with the Company’s tax allocation agreement.

The Company’s cash balance at December 31, 2023 was $8.8 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

CRITICAL ACCOUNTING ESTIMATES:

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and future results could differ.  The allowance for credit losses and income taxes are deemed critical due to the required level of management judgment and the use of estimates, making them particularly subject to change.

Our methodology for determining the allowance for credit losses and the related provision for credit losses is described above in the "Allowance for Credit Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for credit losses and the related provision for credit losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for credit losses, there can be no assurance that our analysis has properly identified all of the losses in our loan portfolio.  As a result, we could record future provisions for credit losses that may be significantly different than the levels that we recorded in 2023.

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2023, we had gross deferred tax assets of $10.0 million and gross deferred tax liabilities of $2.8 million resulting in a net deferred tax asset of $7.2 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  With the positive results in 2023 and positive future projections, we concluded at December 31, 2023 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of December 31, 2023 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$392,361	(5.98)%	$101,508	2.32%
Interest rates up 100 basis points	404,884	(2.98)	100,364	1.17
No change	417,337	—	99,207	—
Interest rates down 100 basis points	424,472	1.71	97,174	(2.05)
Interest rates down 200 basis points	416,425	(0.22)	92,026	(7.24)

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

Shareholders and Board of Directors

Macatawa Bank Corporation

Holland, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 15, 2024, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023, due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As described in Notes 1 and 3 to the Company’s consolidated financial statements, the Company has a gross loan balance of $1.3 billion and related allowance for credit losses (“allowance”) balance of $17.4 million at December 31, 2023. The allowance for credit losses consists of quantitative and qualitative components. The remaining life methodology is used for all loan pools to develop a baseline lifetime loss. The baseline lifetime loss is adjusted for changes in various qualitative factors, including macroeconomic conditions, over the reasonable and supportable forecast period and reversion periods.

We identified management's assumptions related to qualitative factors used in the determination of the allowance as a critical audit matter. The determination of qualitative factors involves significant assumptions that require a high degree of management’s judgment.  Management’s assumptions related to the qualitative factors as described in Note 1, which are used to adjust the quantitative historical losses (both upwards and downwards), are highly subjective and could have a significant impact on the allowance. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature of audit evidence and the nature and extent of effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of internal controls over the qualitative factor assessment and the resulting adjustment to the allowance.
●

Testing the completeness and accuracy and evaluating the reliability and relevance of the data and assumptions used by management related to the qualitative factor assessment, including agreeing to internal and external sources.

●

Evaluating the reasonableness of the qualitative factor assessment and the resulting adjustment to the allowance by ensuring the methods used are appropriate, have been applied consistently and alternative assumptions or outcomes have been considered for each of the qualitative factors individually and in the aggregate.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2010.

Grand Rapids, Michigan

February 15, 2024

MACATAWA BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
ASSETS
Cash and due from banks	$32,317	$51,215
Federal funds sold and other short-term investments	418,035	703,955
Cash and cash equivalents	450,352	755,170
Securities available for sale, at fair value	508,798	499,257
Securities held to maturity (fair value 2023 - $322,098 and 2022 - $332,650)	331,523	348,765
Federal Home Loan Bank (FHLB) stock	10,211	10,211
Loans held for sale, at fair value	—	215
Total loans	1,338,386	1,177,748
Allowance for credit losses	(17,442)	(15,285)
Net loans	1,320,944	1,162,463
Premises and equipment – net	38,604	40,306
Accrued interest receivable	8,976	7,606
Bank-owned life insurance	54,249	53,345
Other real estate owned - net	—	2,343
Deferred tax asset - net	7,202	9,712
Other assets	17,840	17,526
Total assets	$2,748,699	$2,906,919

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$643,035	$834,879
Interest-bearing	1,772,695	1,780,263
Total deposits	2,415,730	2,615,142
Other borrowed funds	30,000	30,000
Accrued expenses and other liabilities	15,884	14,739
Total liabilities	2,461,614	2,659,881

Commitments and Contingencies (Notes 16 and 17)	—	—

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 34,361,562 and 34,298,640 shares issued and outstanding, respectively	220,255	219,578
Retained earnings	89,760	59,036
Accumulated other comprehensive loss	(22,930)	(31,576)
Total shareholders' equity	287,085	247,038
Total liabilities and shareholders' equity	$2,748,699	$2,906,919

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2023 and 2022

(Dollars in thousands, except per share data)

	2023	2022
Interest income
Loans, including fees	$69,537	$47,176
Securities
Taxable	18,191	11,333
Tax-exempt	2,764	2,803
FHLB Stock	318	199
Federal funds sold and other short-term investments	23,001	13,395
Total interest income	113,811	74,906
Interest expense
Deposits	25,730	3,773
Other borrowings	634	987
Total interest expense	26,364	4,760
Net interest income	87,447	70,146
Provision (benefit) for credit losses	550	(1,125)
Net interest income after provision (benefit) for credit losses	86,897	71,271
Noninterest income
Service charges and fees	4,109	4,769
Net gains on mortgage loans	65	706
Trust fees	4,332	4,143
ATM and debit card fees	6,694	6,768
BOLI income	903	878
Other	2,338	2,755
Total noninterest income	18,441	20,019
Noninterest expense
Salaries and benefits	28,620	26,194
Occupancy of premises	4,208	4,200
Furniture and equipment	4,199	4,008
Legal and professional	1,425	961
Marketing and promotion	803	803
Data processing	3,953	3,756
FDIC assessment	1,320	789
Interchange and other card expense	1,633	1,586
Bond and D&O Insurance	490	518
Other	4,940	5,411
Total noninterest expenses	51,591	48,226
Income before income tax	53,747	43,064
Income tax expense	10,523	8,333
Net income	$43,224	$34,731

Basic and diluted earnings per common share	$1.26	$1.01
Cash dividends per common share	$0.33	$0.32

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
Net income	$43,224	$34,731

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	10,965	(39,686)
Net unrealized gain at time of transfer on securities transferred to held-to-maturity	—	113
Amortization of net unrealized gains on securities transferred to held-to-maturity	(21)	(21)
Tax effect	(2,298)	8,315
Net change in unrealized gains (losses) on securities available for sale, net of tax	8,646	(31,279)

Other comprehensive income (loss), net of tax	8,646	(31,279)
Comprehensive income	$51,870	$3,452

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2023 and 2022

(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2022	$219,082	$35,220	$(297)	$254,005

Net income	—	34,731	—	34,731
Cash dividends at $0.32 per share	—	(10,915)	—	(10,915)
Repurchase of 19,061 shares for taxes withheld on vested restricted stock	(207)	—	—	(207)
Other comprehensive loss, net of tax	—	—	(31,279)	(31,279)
Stock compensation expense	703	—	—	703
Balance, December 31, 2022	$219,578	$59,036	$(31,576)	$247,038

Adoption of ASU 2016-13, net of tax	—	(1,215)	—	(1,215)
Net income	—	43,224	—	43,224
Cash dividends at $0.33 per share	—	(11,285)	—	(11,285)
Repurchase of 14,930 shares for taxes withheld on vested restricted stock	(143)	—	—	(143)
Other comprehensive income, net of tax	—	—	8,646	8,646
Stock compensation expense	820	—	—	820
Balance, December 31, 2023	$220,255	$89,760	$(22,930)	$287,085

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
Cash flows from operating activities
Net income	$43,224	$34,731
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	316	1,558
Stock compensation expense	820	703
Provision (benefit) for credit losses	550	(1,125)
Origination of loans for sale	(4,145)	(26,236)
Proceeds from sales of loans originated for sale	4,425	28,134
Net gains on mortgage loans	(65)	(706)
Net (gain) loss on sales of other real estate	(356)	(47)
Deferred income tax expense	535	766
Change in accrued interest receivable and other assets	(1,684)	(6,051)
Bank-owned life insurance	(903)	(878)
Change in accrued expenses and other liabilities	1,083	3,951
Net cash from operating activities	43,800	34,800

Cash flows from investing activities
Loan originations and payments, net	(160,507)	(68,234)
Purchases of securities available for sale	(24,072)	(285,572)
Purchases of securities held to maturity	(14,789)	(166,566)
Proceeds from:
Maturities and calls of securities available for sale	12,698	24,450
Maturities and calls of securities held to maturity	23,685	41,873
Principal paydowns on securities available for sale	14,679	14,918
Principal paydowns on securities held to maturity	8,268	36,053
Sales of other real estate	2,699	47
Redemption of FHLB stock	—	1,347
Additions to premises and equipment	(439)	(796)
Net cash for investing activities	(137,778)	(402,480)

Cash flows from financing activities
Change in deposits	(199,412)	37,184
Repayments and maturities of other borrowed funds	—	(80,000)
Proceeds from other borrowed funds	—	25,000
Cash dividends paid	(11,285)	(10,915)
Repurchase of shares for taxes withheld on vested restricted stock	(143)	(207)
Net cash for financing activities	(210,840)	(28,938)
Net change in cash and cash equivalents	(304,818)	(396,618)
Cash and cash equivalents at beginning of period	755,170	1,151,788
Cash and cash equivalents at end of period	$450,352	$755,170

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
Supplemental cash flow information
Interest paid	$25,577	$4,717
Income taxes paid	9,600	6,500
Supplemental noncash disclosures:
Transfer of securities from available for sale to held to maturity	—	123,469
Security settlement	—	—

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

Concentration of Credit Risk:  Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above. Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets. Commercial real estate loans are the largest concentration, comprising 44% of total loans at December 31, 2023. Commercial and industrial loans total 38%, while residential real estate and consumer loans make up the remaining 18%.  Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $0 and $0 at December 31, 2023 and 2022, respectively, was required to meet regulatory reserve and clearing requirements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level yield method without anticipating prepayments. Gains and losses on sales are based on the amortized cost of the security sold. Accrued interest receivable on securities totaled $3.4 million at December 31, 2023 and $3.4 million at  December 31, 2022.

Securities Available for Sale - For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income with an allowance for credit losses ("ACL") being established under CECL.  For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors.  In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense.  Losses are charged against the allowance when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes.  The Company has never experienced a loss on any debt securities AFS.  At December 31, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to debt securities AFS.  Accrued interest receivable on debt securities was excluded from the estimate of credit losses.

Securities Held to Maturity - Since the adoption of CECL, the Company measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected.  HTM securities are charged off against the ACL when deemed uncollectible.  Adjustments to the ACL are reported in the Company's Consolidated Statements of Income in the provision for credit losses.  Accrued interest receivable on HTM securities is excluded from the estimate of credit losses.  With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities.  With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities.  The Company has never experienced any loss on HTM securities.  At December 31, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to securities HTM.

For periods prior to January 1, 2023, management evaluated securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warranted such an evaluation.  Investment securities classified as available for sale or held-to-maturity were generally evaluated for OTTI under ASC Topic 320, Investments — Debt and Equity Instruments.  In determining OTTI, management considered many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity had the intent to sell the debt security or more likely than not would be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involved a high degree of subjectivity and judgment and was based on the information available to management at a point in time. Management determined that no OTTI charges were necessary during 2022.

Federal Home Loan Bank (FHLB) Stock:  The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment.  Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value.  Management has determined that there was no impairment of FHLB stock during 2023 and 2022.  Both cash and stock dividends are reported as income when declared, or on the ex-dividend date.

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  As of December 31, 2023 and 2022, these loans had a net unrealized gain of $0 and $4,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold servicing released; therefore no mortgage servicing right assets are established.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and an allowance for credit losses.

Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the respective term of the loan using the level-yield method without anticipating prepayments.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Allowance for Credit Losses ("ACL") - Loans: Since the adoption of CECL, the allowance for credit losses (allowance) is a valuation account that is deducted from the loan portfolios' amortized cost basis to present the net amount expected to be collected on loans.  The allowance is increased by the provision for credit losses and recoveries, and decreased by charge-offs of loans. Management believes the allowance balance to be adequate based on known and inherent risks in the portfolio, past loan loss experience, information about specific borrower situations and estimated collateral values, current and forecasted economic conditions and other relevant factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Management continues its collection efforts on previously charged-off balances and applies recoveries as additions to the allowance.

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

The Company's loan portfolio classes as of December 31, 2023 were as follows:

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
December 31, 2023 and 2022

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For periods beyond the forecast period, the loss rate reverts back to the baseline lifetime loss.  As of December 31, 2023, the Company used a one-year reasonable and supportable economic forecast period, with a six-month straight-line reversion period for all loan classes.  In determining the reasonable and supportable economic forecast period, the Company used a consensus economic forecast from a third-party provider that provided forecasts from twenty-five leading economists.  The Company considered the December 2023 report's consensus/mean estimates for gross domestic product and unemployment rates and selected a loss period for the reasonable and supportable forecast period that most closely matched that consensus.

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

The Company is also required to consider expected credit losses associated with loan commitments over the contractual period in which it is exposed to credit risk on the underlying commitments unless the obligation is unconditionally cancellable by the Company. Any allowance for off-balance sheet credit exposures is reported as an other liability on the Company's Consolidated Balance Sheet and is increased or decreased via provision for credit losses on the Company's Consolidated Statement of Income. The calculation includes consideration of the likelihood that funding will occur and forecasted credit losses on commitments expected to be funded over their estimated lives. The allowance is calculated using the same methodology, inputs and assumptions as the funded portion of loans at the segment level applied to the amount of commitments expected to be funded.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the respective term of the loan using the level-yield method without anticipating prepayments. Accrued interest on loans totaled $5.3 million at December 31, 2023 and $4.0 million at December 31, 2022.

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
December 31, 2023 and 2022

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

Premises and Equipment:  Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 15 years.  Leasehold improvements are amortized over the lesser of the assets' useful lives or the lease term.  Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized.

Bank-Owned Life Insurance (BOLI):   The Bank has purchased life insurance policies on certain officers. BOLI is recorded at its currently realizable cash surrender value.  Changes in cash surrender value are recorded in other income.

Long-term Assets:  Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  The Company had no impairment of long term assets in 2023 or 2022.

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

Changes in the fair values of these interest rate lock and mortgage backed security and forward commitment derivatives are included in net gains on mortgage loans. The fair value of interest rate lock commitments was $1,000 and $0 at December 31, 2023 and 2022, respectively. The net fair value of mortgage backed security derivatives was approximately $17,000 and $0 at December 31, 2023 and 2022, respectively.

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
December 31, 2023 and 2022

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At December 31, 2023, the total notional amount of such agreements was $108.2 million and resulted in a derivative asset with a fair value of $4.9 million which was included in other assets and a derivative liability of $4.9 million which was included in other liabilities. At December 31, 2022, the total notional amount of such agreements was $125.3 million and resulted in a derivative asset with a fair value of $6.5 million which was included in other assets and a derivative liability of $6.5 million which was included in other liabilities.

Income Taxes:  Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  The Company records a valuation allowance when management believes it is "more likely than not" that deferred tax assets will not be realized.

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

Stock-Based Compensation:  Compensation cost for equity-based awards is measured on the grant date based upon the fair value of the award at that date, and is recognized over the requisite service period, net of forfeitures when they occur.  Fair value of restricted stock awards is based upon the quoted market price of the common stock on the date of grant.

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

Fair Values of Financial Instruments:  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  The fair value estimates of existing on-and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Updates:

Accounting Standards Codification (Topic 848), Reference Rate Reform, provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Entities that make such elections would not have to remeasure contracts at the modification date or reassess a previous accounting determination.  Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.  The Company adopted the LIBOR transition relief allowed under this standard in 2022.

ASU No. 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures:  This ASU eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty.  This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan.  Additionally, the ASU requires disclosure of current period gross writeoffs by year of origination for financing receivables.  The ASU also requires disclosure of current period gross writeoffs by year of origination for financing receivables and disclosure of certain modifications of receivables made to borrowers experiencing financial difficulty.  This ASU is effective for the Company for fiscal years beginning after December 15, 2022. Adoption of this ASU on January 1, 2023 did not have a material impact on the Company’s financial results and the additional required disclosures for gross writeoffs have been included in the footnotes to the consolidated financial statements.

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures:  This ASU enhances disclosures about significant segment expenses.  The key amendments include: (1) require that a public entity disclose on an annual an interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition, (3) require that a public entity provide all annual disclosures about a reportable segment's profit or loss currently required by GAAP in interim periods as well, (4) clarify that if CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit, (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures.  This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  As the Company has one reportable segment, the requirements of this standard for such entities will apply beginning with the Company's annual report ending December 31, 2024.  The Company does not expect adoption of the ASU to have a material effect on the Company's consolidated financial statements.

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:  This ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.  The ASU requires all entities disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid.  The ASU also requires that all entities disclose (1) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign.  This ASU is effective for public business entities for annual periods beginning after December 15, 2024.  The Company does not expect adoption of the ASU to have a material effect on the Company's consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 2 – SECURITIES

The amortized cost and fair value of securities were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Available for Sale:
U.S. Treasury and federal agency securities	$256,234	$25	$(10,767)	$245,492
Agency MBS and CMOs	123,767	173	(12,604)	111,336
Tax-exempt state and municipal bonds	30,850	31	(284)	30,597
Taxable state and municipal bonds	115,516	105	(5,545)	110,076
Corporate bonds and other debt securities	11,527	3	(233)	11,297
	$537,894	$337	$(29,433)	$508,798
Held to Maturity
U.S. Treasury	$251,229	$—	$(8,520)	242,709
Tax-exempt state and municipal bonds	80,294	284	(1,189)	79,389
	$331,523	$284	$(9,709)	$322,098

December 31, 2022
Available for Sale:
U.S. Treasury and federal agency securities	$240,921	$23	$(16,310)	$224,634
Agency MBS and CMOs	128,165	—	(14,347)	113,818
Tax-exempt state and municipal bonds	37,198	10	(498)	36,710
Taxable state and municipal bonds	120,647	49	(8,525)	112,171
Corporate bonds and other debt securities	12,387	—	(463)	11,924
	$539,318	$82	$(40,143)	$499,257
Held to Maturity
U.S. Treasury	$251,307	$—	$(13,677)	237,630
Tax-exempt state and municipal bonds	97,458	415	(2,853)	95,020
	$348,765	$415	$(16,530)	$332,650

There were no sales of securities available for sale during the years ended December 31, 2023 and 2022.

Contractual maturities of debt securities at December 31, 2023 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$153,581	$151,849	$126,515	$124,986
Due from one to five years	165,867	158,034	281,413	266,356
Due from five to ten years	12,075	12,215	6,199	6,120
Due after ten years	—	—	—	—
Agency MBS and CMOs	—	—	123,767	111,336
	$331,523	$322,098	$537,894	$508,798

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2023 and 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
U.S. Treasury and federal agency securities	$15,615	$(41)	$215,712	$(10,726)	$231,327	$(10,767)
Agency MBS and CMOs	8,574	(52)	83,893	(12,552)	92,467	(12,604)
Tax-exempt state and municipal bonds	8,472	(50)	13,296	(234)	21,768	(284)
Taxable state and municipal bonds	4,667	(18)	93,900	(5,527)	98,567	(5,545)
Corporate bonds and other debt securities	—	—	10,822	(233)	10,822	(233)
	$37,328	$(161)	$417,623	$(29,272)	$454,951	$(29,433)

Held to Maturity:
U.S. Treasury	$—	$—	$242,709	$(8,520)	$242,709	$(8,520)
Tax-exempt state and municipal bonds	673	(2)	45,513	(1,187)	46,186	(1,189)
	$673	$(2)	$288,222	$(9,707)	$288,895	$(9,709)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
U.S. Treasury and federal agency securities	$144,796	$(6,230)	$66,008	$(10,080)	$210,804	$(16,310)
Agency MBS and CMOs	64,427	(4,789)	41,340	(9,558)	105,767	(14,347)
Tax-exempt state and municipal bonds	31,337	(498)	—	—	31,337	(498)
Taxable state and municipal bonds	71,165	(3,337)	33,452	(5,188)	104,617	(8,525)
Corporate bonds and other debt securities	10,668	(357)	1,256	(106)	11,924	(463)
	$322,393	$(15,211)	$142,056	$(24,932)	$464,449	$(40,143)

Held to Maturity:
U.S. Treasury	$237,630	$(13,677)	$—	$—	$237,630	$(13,677)
Tax-exempt state and municipal bonds	57,671	(2,314)	21,721	(539)	79,392	(2,853)
	$295,301	$(15,991)	$21,721	$(539)	$317,022	$(16,530)

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

At December 31, 2023, 402 securities available for sale with fair values totaling $455.0 million had unrealized losses totaling $29.4 million. At December 31, 2022, 444 securities available for sale with fair values totaling $464.4 million had unrealized losses totaling $40.1 million.  For securities available for sale with unrealized losses, management considered the financial condition of the issuer and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  At December 31, 2023, 58 securities held to maturity with fair values totaling $288.9 million had unrealized losses totaling $9.7 million. At December 31, 2022, 76 securities held to maturity with fair values totaling $317.0 million had unrealized losses totaling $16.5 million.  Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Management determined that the unrealized losses for each period and each investment were attributable to changes in interest rates and not due to credit quality.  The Company's investment portfolio contains a significant amount of agency securities which have risk characteristics similar to U.S. government bonds.  All of the Company's municipal and corporate securities were rated AA or higher at December 31, 2023 and 2022.  As such, no impairment charges were recognized on securities available for sale or held to maturity during the year ended December 31, 2022, and no allowance for credit losses on securities available for sale or held to maturity have been established as of December 31, 2023.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 2 – SECURITIES (Continued)

Securities with a carrying value of approximately $3.7 million and $3.5 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at December 31, 2023 and 2022, respectively.

The Company also has an investment in a fund that invests in projects qualifying for Community Reinvestment Act credit which is carried at a fair value of $1.3 million and reported in other assets at December 31, 2023 and 2022.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Portfolio loans were as follows at year end (dollars in thousands):

	2023	2022
Commercial and industrial	$506,974	$441,716

Commercial real estate:
Residential developed	5,809	7,234
Unsecured to residential developers	800	—
Vacant and unimproved	39,534	36,270
Commercial development	84	103
Residential improved	123,875	112,791
Commercial improved	260,188	259,281
Manufacturing and industrial	154,809	121,924
Total commercial real estate	585,099	537,603

Consumer
Residential mortgage	189,818	139,148
Unsecured	129	121
Home equity	53,039	56,321
Other secured	3,327	2,839
Total consumer	246,313	198,429

Total loans	1,338,386	1,177,748
Allowance for credit losses	(17,442)	(15,285)
	$1,320,944	$1,162,463

The totals above are shown net of deferred fees and costs.  Deferred fees on loans totaled $1.3 million and $1.3 million at December 31, 2023 and 2022, respectively.  Deferred costs on loans totaled $1.5 million and $1.4 million at December 31, 2023 and 2022, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables present the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2023 and 2022 (dollars in thousands):

2023	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,596	$7,180	$2,458	$51	$15,285
Impact of adoption of ASU 2016-03	1,299	(212)	389	—	1,476
Charge-offs	—	—	(116)	—	(116)
Recoveries	33	100	114	—	247
Provision for credit losses (1)	(57)	96	530	(19)	550
Ending Balance	$6,871	$7,164	$3,375	$32	$17,442

2022	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,176	$8,051	$2,633	$29	$15,889
Charge-offs	(38)	—	(126)	—	(164)
Recoveries	191	300	194	—	685
Provision for credit losses (1)	267	(1,171)	(243)	22	(1,125)
Ending Balance	$5,596	$7,180	$2,458	$51	$15,285

(1) - Beginning January 1, 2023, calculation is based on CECL methodology.  Prior to January 1, 2023, calculation was based on probable incurred loss methodology.

The following table presents gross charge-offs for the year ended December 31, 2023 by portfolio class and origination year (dollars in thousands):

Term Loans By Origination Year
Revolving
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total

Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial development	—	—	—	—	—	—	—	—
Commercial improved	—	—	—	—	—	—	—	—
Manufacturing and industrial	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—
Residential improved	—	—	—	—	—	—	—	—
Vacant and unimproved	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—

Residential mortgage	—	—	—	—	—	—	—	—
Consumer unsecured	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	116	116
Total consumer	—	—	—	—	—	—	116	116

Total loans	$—	$—	$—	$—	$—	$—	$116	$116

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty.  Under CECL for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance on the fair value of collateral.

The allowance is calculated on an individual loan basis of the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and the loan's amortized cost.  If the fair value of the collateral exceeds the loan's amortized cost, no allowance is necessary.  The Company's policy is to obtain appraisals on any significant pieces of collateral.  For real estate collateral that is industries that are undergoing significant stress, or properties that are specialized use or have limited marketability, higher discounts are applied in determining fair value.

There have been no significant changes to the types of collateral securing the Company's collateral dependent loans.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The amortized cost of collateral-dependent loans by class as of December 31, 2023 was as follows (dollars in thousands):

Collateral Type
Allowance
December 31, 2023	Real Estate	Other	Allocated

Commercial and industrial	$—	$—	$—
Commercial real estate:
Residential developed	—	—	—
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	26	—	—
Commercial improved	292	—	17
Manufacturing and industrial	1,136	—	—
	1,454	—	17
Consumer
Residential mortgage	—	—	—
Unsecured	—	—	—
Home equity	—	—	—
Other secured	—	—	—
Consumer	—	—	—
Total	$1,454	$—	$17

The following tables present the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2022 (dollars in thousands):

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
December 31, 2023 and 2022

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2023 and 2022 (dollars in thousands):

December 31, 2023	Nonaccrual with No Allowance	Nonaccrual with Allowance	Total Nonaccrual	Over 90 days Accruing	Total Nonperforming Loans
Commercial and industrial	$—	$—	$—	$—	$—

Commercial real estate:
Residential developed	—	—	—	—	—
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	—	—
Commercial development	—	—	—	—	—
Residential improved	—	—	—	—	—
Commercial improved	—	—	—	—	—
Manufacturing and industrial	—	—	—	—	—
	—	—	—	—	—
Consumer:
Residential mortgage	—	1	1	—	1
Unsecured	—	—	—	—	—
Home equity	—	—	—	—	—
Other secured	—	—	—	—	—
	—	1	1	—	1
Total	$—	$1	$1	$—	$1

December 31, 2022	Nonaccrual	Nonaccrual	Nonaccrual	Over 90 days Accruing	Total Nonperforming Loans
Commercial and industrial	$—	$—	$—	$—	$—

Commercial real estate:
Residential developed	—	—	—	—	—
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	—	—
Commercial development	—	—	—	—	—
Residential improved	—	—	—	—	—
Commercial improved	—	—	—	—	—
Manufacturing and industrial	—	—	—	—	—
	—	—	—	—	—
Consumer:
Residential mortgage	—	78	78	—	78
Unsecured	—	—	—	—	—
Home equity	—	—	—	—	—
Other secured	—	—	—	—	—
	—	78	78	—	78
Total	$—	$78	$78	$—	$78

No interest income was recognized on nonaccrual loans during the years ended December 31, 2023 and 2022.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2023 by class of loans (dollars in thousands):

December 31, 2023	30-90 Days	Greater Than 90 Days	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$506,974	$506,974

Commercial real estate:
Residential developed	—	—	—	5,809	5,809
Unsecured to residential developers	—	—	—	800	800
Vacant and unimproved	—	—	—	39,534	39,534
Commercial development	—	—	—	84	84
Residential improved	—	—	—	123,875	123,875
Commercial improved	—	—	—	260,188	260,188
Manufacturing and industrial	—	—	—	154,809	154,809
	—	—	—	585,099	585,099
Consumer:
Residential mortgage	44	—	44	189,774	189,818
Unsecured	—	—	—	129	129
Home equity	—	—	—	53,039	53,039
Other secured	—	—	—	3,327	3,327
	44	—	44	246,269	246,313
Total	$44	$—	$44	$1,338,342	$1,338,386

The following table presents the aging of the recorded investment in past due loans as of December 31, 2022 by class of loans (dollars in thousands):

December 31, 2022	30-90 Days	Greater Than 90 Days	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$441,716	$441,716

Commercial real estate:
Residential developed	—	—	—	7,234	7,234
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	36,270	36,270
Commercial development	—	—	—	103	103
Residential improved	—	—	—	112,791	112,791
Commercial improved	71	—	71	259,210	259,281
Manufacturing and industrial	—	—	—	121,924	121,924
	71	—	71	537,532	537,603
Consumer:
Residential mortgage	—	77	77	139,071	139,148
Unsecured	—	—	—	121	121
Home equity	24	—	24	56,297	56,321
Other secured	—	—	—	2,839	2,839
	24	77	101	198,328	198,429
Total	$95	$77	$172	$1,177,576	$1,177,748

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

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

The following table presents information regarding modifications to borrowers experiencing financial difficulty as of December 31, 2023 (dollars in thousands):

	December 31, 2023
	Number of Loans	Outstanding Recorded Balance	Percentage to Total Loans
Commercial and industrial	2	$244	0.02%
Commercial real estate	3	485	0.04%
Consumer	31	2,584	0.19%
	36	$3,313	0.25%

At December 31, 2023, approximately 50% of the balance of modified loans to borrowers experiencing financial difficulty involved interest rate reductions, 36% involved extensions of maturity and the remainder were a combination of capitalized interest, renewals at below market rates and A-B note restructures.  At December 31, 2023, the amortized cost of these modified loans was $1.6 million, $1.2 million and $471,000, respectively.  There have been no payment defaults for all modifications to borrowers experiencing financial difficulty within the past twelve months.  Additionally, all such modifications were current at December 31, 2023.  All of the modifications involving interest rate reductions occurred prior to 2015 and the financial statement effect of these interest rate reductions was immaterial.

The following table presents the amount of accruing modifications that were on nonaccrual status prior to the modification, accruing at the time of modification and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the modified terms as of December 31, 2023 (dollars in thousands):

2023
Accruing - nonaccrual at modification	$—
Accruing - accruing at modification	3,313
Accruing - upgraded to accruing after six consecutive payments	—
$3,313

There was one commercial loan modification and two consumer loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023. The pre-modification balance of these loans totaled $628,000 and there were no writedowns upon modification. There were three consumer loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2022.  The pre-modification balance of these loans totaled $449,000 and there were no writedowns upon modification.

Payment defaults on modifications to borrowers experiencing financial difficulty have been minimal and during the twelve months ended December 31, 2023 and 2022, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table summarizes loan ratings by grade for commercial loans as of December 31, 2023 (dollars in thousands):

	Term Loans Amortized Cost Basis By Origination Year and Risk Grades
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial and industrial
Grades 1-3	$44,605	$50,019	$14,727	$4,795	$11,941	$33,652	$64,840	$224,579
Grade 4	83,219	41,778	18,081	12,245	1,954	42,601	70,902	270,780
Grade 5	—	1,254	49	269	2	1,559	8,459	11,592
Grade 6	—	—	5	—	—	18	—	23
Grade 7-8	—	—	—	—	—	—	—	—
	$127,824	$93,051	$32,862	$17,309	$13,897	$77,830	$144,201	$506,974
Residential development
Grades 1-3	$—	$—	$—	$—	$—	$—	$—	$—
Grade 4	887	102	—	—	—	—	4,820	5,809
Grade 5	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$887	$102	$—	$—	$—	$—	$4,820	$5,809
Unsecured to residential developers
Grades 1-3	$—	$—	$—	$—	$—	$—	$800	$800
Grade 4	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$800	$800
Vacant and unimproved
Grades 1-3	$928	$7,118	$9,694	$6,703	$—	$70	$520	$25,033
Grade 4	2,961	1,315	729	7,811	154	—	207	13,177
Grade 5	1,324	—	—	—	—	—	—	1,324
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$5,213	$8,433	$10,423	$14,514	$154	$70	$727	$39,534
Commercial development
Grades 1-3	$—	$84	$—	$—	$—	$—	$—	$84
Grade 4	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$—	$84	$—	$—	$—	$—	$—	$84
Residential improved
Grades 1-3	$5,708	$13,755	$1,235	$8,408	$248	$4,511	$719	$34,584
Grade 4	2,106	545	34,461	1,173	7,021	15,188	28,771	89,265
Grade 5	—	—	26	—	—	—	—	26
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$7,814	$14,300	$35,722	$9,581	$7,269	$19,699	$29,490	$123,875
Commercial improved
Grades 1-3	$13,475	$19,837	$49,452	$18,894	$11,866	$11,526	$4,851	$129,901
Grade 4	11,627	34,347	20,551	30,722	24,118	2,033	1,754	125,152
Grade 5	—	22	—	—	1,761	3,060	—	4,843
Grade 6	—	—	292	—	—	—	—	292
Grade 7-8	—	—	—	—	—	—	—	—
	$25,102	$54,206	$70,295	$49,616	$37,745	$16,619	$6,605	$260,188
Manufacturing and industrial
Grades 1-3	$8,005	$41,463	$5,742	$6,417	$4,261	$3,756	$802	$70,446
Grade 4	16,604	26,292	12,028	7,412	5,467	12,924	350	81,077
Grade 5	167	—	—	—	—	295	—	462
Grade 6	232	—	—	—	—	2,592	—	2,824
Grade 7-8	—	—	—	—	—	—	—	—
	$25,008	$67,755	$17,770	$13,829	$9,728	$19,567	$1,152	$154,809

Total Commercial
Grades 1-3	$72,721	$132,276	$80,850	$45,217	$28,316	$53,515	$72,532	$485,427
Grade 4	117,404	104,379	85,850	59,363	38,714	72,746	106,804	585,260
Grade 5	1,491	1,276	75	269	1,763	4,914	8,459	18,247
Grade 6	232	—	297	—	—	2,610	—	3,139
Grade 7-8	—	—	—	—	—	—	—	—
	$191,848	$237,931	$167,072	$104,849	$68,793	$133,785	$187,795	$1,092,073

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

As of December 31, 2022, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in consumer loans by year of origination and based on delinquency status at December 31, 2023 (dollars in thousands):

	Term Loans Amortized Cost Basis By Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total

Residential mortgage
Performing	$71,574	$39,537	$25,400	$9,588	$4,868	$27,510	$11,341	$189,818
Nonperforming	—	—	—	—	—	—	—	—
	$71,574	$39,537	$25,400	$9,588	$4,868	$27,510	$11,341	$189,818
Consumer unsecured
Performing	$—	$—	$—	$11	$13	$—	$105	$129
Nonperforming	—	—	—	—	—	—	—	—
	$—	$—	$—	$11	$13	$—	$105	$129
Home equity
Performing	$518	$661	$217	$451	$209	$1,866	$49,117	$53,039
Nonperforming	—	—	—	—	—	—	—	—
	$518	$661	$217	$451	$209	$1,866	$49,117	$53,039
Other
Performing	$1,752	$658	$545	$220	$32	$120	$—	$3,327
Nonperforming	—	—	—	—	—	—	—	—
	$1,752	$658	$545	$220	$32	$120	$—	$3,327

Total Retail	$73,844	$40,856	$26,162	$10,270	$5,122	$29,496	$60,563	$246,313

The following table presents the recorded investment in consumer loans based on payment status at December 31, 2022 (dollars in thousands):

December 31, 2022	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$139,071	$121	$56,321	$2,839
Nonperforming	77	—	—	—
Total	$139,148	$121	$56,321	$2,839

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	2023	2022
Beginning balance	$2,343	$2,369
Additions, transfers from loans	—	—
Proceeds from sales of other real estate owned and repossessed assets	(2,699)	(47)
Valuation allowance reversal upon sale	—	(26)
Gain (loss) on sales of other real estate owned and repossessed assets	356	47
	—	2,343
Less: valuation allowance	—	—
Ending balance	$—	$2,343

Activity in the valuation allowance was as follows (dollars in thousands):

	2023	2022
Beginning balance	$—	$26
Additions charged to expense	—	—
Reversals upon sale	—	(26)
Ending balance	$—	$—

At December 31, 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $0.

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

Collateral Dependent Loans: Loans identified as collateral dependent are measured using one of two methods: the loan’s observable market price or the fair value of collateral.  For each period presented, no collateral dependent loans were measured using the loan’s observable market price.  If a collateral dependent loan has had a charge-off or if the fair value of the collateral is less than the recorded investment in the loan, we establish a specific reserve and report the loan as nonrecurring Level 3.  The fair value of collateral for collateral dependent loans is generally based on recent real estate appraisals, less costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 5 – FAIR VALUE (Continued)

Interest Rate Swaps: For interest rate swap agreements, the Company measures fair value utilizing pricing provided by a third-party pricing source that that uses market observable inputs, such as forecasted yield curves, and other observable inputs and accordingly, interest rate swap agreements are classified as Level 2.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Available for sale securities
U.S. Treasury and federal agency securities	$245,492	$—	$245,492	$—
U.S. Agency MBS and CMOs	111,336	—	111,336	—
Tax-exempt state and municipal bonds	30,597	—	30,597	—
Taxable state and municipal bonds	110,076	—	110,076	—
Corporate bonds and other debt securities	11,297	—	11,297	—
Other equity securities	1,318	—	1,318	—
Loans held for sale	—	—	—	—
Interest rate swaps	4,856	—	4,856	—
Total assets measured at fair value on recurring basis	$514,972	$—	$514,972	$—

Interest rate swaps	$(4,856)	$—	$(4,856)	$—
Total liabilities measured at fair value on recurring basis	$(4,856)	$—	$(4,856)	$—

December 31, 2022
Available for sale securities
U.S. Treasury and federal agency securities	$224,634	$—	$224,634	$—
U.S. Agency MBS and CMOs	113,818	—	113,818	—
Tax-exempt state and municipal bonds	36,710	—	36,710	—
Taxable state and municipal bonds	112,171	—	112,171	—
Corporate bonds and other debt securities	11,924	—	11,924	—
Other equity securities	1,304	—	1,304	—
Loans held for sale	215	—	215	—
Interest rate swaps	6,463	—	6,463	—
Total assets measured at fair value on recurring basis	$507,239	$—	$507,239	$—

Interest rate swaps	$(6,463)	$—	$(6,463)	$—
Total liabilities measured at fair value on recurring basis	$(6,463)	$—	$(6,463)	$—

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Collateral-dependent loans	$303	$—	$—	$303

December 31, 2022
Impaired loans	$328	$—	$—	$328

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below at year end (dollars in thousands).  The weighted average for unobservable inputs for collateral-dependent loans is based on the relative fair value of the loans.

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range % (Weighted Average)
December 31, 2023
Collateral-dependent loans	$303	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 41.0 (37.5)
		Income approach	Capitalization rate	7.5 to 8.5 (8.4)

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range % (Weighted Average)
December 31, 2022
Impaired loans	$328	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0 (18.3)
		Income approach	Capitalization rate	9.5 to 11.0 (10.9)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at year end (dollars in thousands).

		2023		2022
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$32,317	$32,317	$51,215	$51,215
Federal funds sold and other short-term investments	Level 1	418,035	418,035	703,955	703,955
Securities held to maturity - U.S. Treasury	Level 2	251,229	242,709	251,307	237,630
Securities held to maturity - tax-exempt and muni	Level 3	80,294	79,389	97,458	95,020
FHLB stock	Level 3	10,211	10,211	10,211	10,211
Loans, net	Level 2	1,320,641	1,308,900	1,162,135	1,131,387
Bank owned life insurance	Level 3	54,249	54,249	53,345	53,345
Accrued interest receivable	Level 2	8,976	8,976	7,606	7,606

Financial liabilities
Deposits	Level 2	(2,415,730)	(2,417,784)	(2,615,142)	(2,615,860)
Other borrowed funds	Level 2	(30,000)	(29,354)	(30,000)	(28,666)
Accrued interest payable	Level 2	(672)	(672)	(114)	(114)

Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 6 – DERIVATIVES

Derivatives not designated as hedges are not speculative and result from a service provided to certain commercial loan borrowers.  The Company executes interest rate swaps with commercial banking customers desiring longer-term fixed rate loans, while simultaneously entering into interest rate swaps with a correspondent bank to offset the impact of the interest rate swaps with the commercial banking customers.  The net result is the desired floating rate loans and a minimization of the risk exposure of the interest rate swap transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the commercial banking customer interest rate swaps and the offsetting interest rate swaps with the correspondent bank are recognized directly to earnings.  Since the difference in the fair value of the derivatives is de minimis, there is no net impact to earnings.

The notional and fair value of derivative instruments as of December 31, 2023 and 2022 are reflected in the following table (dollars in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
December 31, 2023
Derivative assets
Interest rate swaps	$54,095	Other Assets	$4,856

Derivative liabilities
Interest rate swaps	54,095	Other Liabilities	4,856

	Notional Amount	Balance Sheet Location	Fair Value
December 31, 2022
Derivative assets
Interest rate swaps	$62,661	Other Assets	$6,463

Derivative liabilities
Interest rate swaps	62,661	Other Liabilities	6,463

The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $4.9 million and $6.5 million as of December 31, 2023 and 2022, respectively. The Bank has a master netting arrangement with the correspondent bank and has the right to offset, however it has elected to present the assets and liabilities gross. The Bank is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position. The Bank’s derivative liability with the correspondent bank was $0 at December 31, 2023 and 2022. Securities pledged as collateral with fair values totaling $1.8 million and $1.7 million was provided to the counterparty correspondent bank as of December 31, 2023 and 2022, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $54.1 million as of December 31, 2023 and $62.7 million at December 31, 2022. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

NOTE 7 – PREMISES AND EQUIPMENT – NET

Year-end premises and equipment were as follows (dollars in thousands):

	2023	2022
Land	$15,556	$15,861
Building	45,016	44,879
Leasehold improvements	248	248
Furniture and equipment	17,878	18,055
Construction in progress	85	50
	78,783	79,093
Less accumulated depreciation	(40,179)	(38,787)
	$38,604	$40,306

Depreciation expense was $2.1 million and $2.3 million for 2023 and 2022, respectively.  These expenses were reported in Occupancy of premises and Furniture and equipment in the Company's Consolidated Statements of Income.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 8 – LEASES

The Company enters into leases in the normal course of business.  As of December 31, 2023, the Company operated four offices for which the land and buildings are leased.  All of the Company’s leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from March 2024 through January 2026, some of which include extension options.   As permitted by applicable accounting standards, the Company has elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company’s Consolidated Balance Sheets.

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

As most of the Company's leases do not provide an implicit interest rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for fully collateralized and fully amortizing borrowings over a similar term of the lease payments at commencement date to determine the present value of lease payments.  When readily available, the Company uses the implicit rate.  The weighted average discount rate for leases was 1.87% as of December 31, 2023 and 0.58% as of December 31, 2022.  The weighted average remaining lease term at December 31, 2023 was 2.6 years and was 2.2 years at December 31, 2022.  Extension options were not considered in computing the right-of-use asset and lease liabilities.

The right-of-use assets and lease liabilities were $775,000 and $797,000, respectively, as of December 31, 2023, and were $625,000 and $627,000, respectively at December 31, 2022. Right-of-use assets are included in other assets and lease liabilities are included in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Total operating lease expense charged to operations under all operating lease agreements was $478,000 in 2023 and $451,000 in 2022.  This expense was reported in Occupancy of premises and Furniture and equipment expense in the Company's Consolidated Statements of Income.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2023 are as follows (dollars in thousands):

2024	$388
2025	295
2026	56
2027	56
2028	27
Thereafter	—
Total undiscounted lease payments	822
Effect of discounting	(25)
Present value of estimated lease payments (lease liability)	$797

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 9 – DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2023	2022
Noninterest-bearing demand	$643,035	$834,879
Interest bearing demand	639,689	760,889
Savings and money market accounts	820,530	922,418
Certificates of deposit	312,476	96,956
	$2,415,730	$2,615,142

The following table depicts the maturity distribution of certificates of deposit at December 31, 2023 (dollars in thousands):

2024	$303,495
2025	8,138
2026	537
2027	207
2028	38
Thereafter	61
$312,476

Time deposits that exceed the FDIC insurance limit of $250,000 at December 31, 2023 and 2022 were approximately $93.4 million and $29.7 million, respectively. As rates increased throughout 2023, the Company's time deposit account balances increased significantly.  There were no brokered deposits at December 31, 2023 or 2022.

NOTE 10 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Maturities	Weighted Average Interest Rate
December 31, 2023
Single maturity fixed rate advances	$10,000	February 21, 2024	2.63%
Putable advances	20,000	November 13, 2024	1.81%
	$30,000

Principal Terms	Advance Amount	Maturities	Weighted Average Interest Rate
December 31, 2022
Single maturity fixed rate advances	$10,000	February 21, 2024	2.63%
Putable advances	20,000	November 13, 2024	1.81%
	$30,000

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.  Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $473.1 million and $446.1 million under a blanket lien arrangement at December 31, 2023 and 2022, respectively.  The remaining $20.0 million putable advance at December 31, 2023 had a one time put option on November 13, 2020.  The FHLB did not exercise this option.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 10 - OTHER BORROWED FUNDS (Continued)

Scheduled repayments of FHLB advances as of December 31, 2023 were as follows (in thousands):

2024	$30,000
2025	—
2026	—
2027	—
2028	—
Thereafter	—
$30,000

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at December 31, 2023 and 2022, and the Company had approximately $1.1 million and $5.5 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $1.1 million and $5.8 million at December 31, 2023 and 2022, respectively.  In March 2023, the Federal Reserve Bank implemented a new lending facility called the Bank Term Funding Program.  This program allows a bank to borrow against its investment portfolio, at par value, with no reduction for unrealized losses.  The term is for one year and the interest rate is fixed at the time the advance is taken and there is no prepayment penalty.  Allowable investments for pledge are those the Federal Reserve Bank can own.  This would include all of the Company's investments except municipal securities and corporate bonds.  At December 31, 2023, the Company had no advances under this program and had $631.2 million in unused borrowing capacity under this program.  The program expires on March 11, 2024.

NOTE 11 –RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2023	2022
Beginning balance	$25,907	$25,779
New loans and renewals	50,100	14,535
Repayments and renewals	(52,510)	(14,407)
Effect of changes in related parties	—	—
Ending balance	$23,497	$25,907

Deposits from principal officers, directors, and affiliates at December 31, 2023 and 2022 were $127.7 million and $153.3 million, respectively.  The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations.

During 2015, the Bank entered into a back-to-back swap agreement (see Note 1 – Derivatives) with a company affiliated with one of the Company’s directors.  The total notional amount of the agreement was $9.5 million and $10.7 million at December 31, 2023 and 2022, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 12 – STOCK-BASED COMPENSATION

On May 5, 2015, the Company’s shareholders approved the Macatawa Bank Corporation Stock Incentive Plan of 2015 (the 2015 Plan).  The 2015 Plan provides for grant of up to 1,500,000 shares of Macatawa common stock in the form of stock options or restricted stock awards to employees and directors. There were 895,698 shares under the “2015 Plan” available for future issuance as of December 31, 2023.  The Company issues new shares under the 2015 Plan from its authorized but unissued shares.

Restricted Stock Awards

Restricted stock awards have vesting periods of three years with vesting at the rate of one-third each year. Restricted stock awards have no other performance conditions required for vesting.  A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

Nonvested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2023	158,087	$9.62	$1,783,221
Granted	82,860	9.81	934,661
Vested	(94,834)	9.25	(1,069,728)
Forfeited	(5,008)	8.98	(56,490)
Outstanding at December 31, 2023	141,105	$10.01	$1,591,664

Compensation cost related to restricted stock awards totaled $820,000 and $703,000 for 2023 and 2022, respectively.

As of December 31, 2023, there was $1.3 million of total remaining unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans.  The cost is expected to be recognized over a weighted-average period of 1.58 years.  The total grant date fair value of restricted stock awards vested during 2023 was $877,000. The total grant date fair value of restricted stock awards vested during 2022 was $732,000.

NOTE 13 – EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  The Company matches 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company’s contributions were approximately $790,000 and $755,000 for 2023 and 2022, respectively.  These expenses were reported in Salaries and benefits in the Company's Consolidated Statements of Income.

NOTE 14 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands, except per share data):

	2023	2022

Net income	$43,224	$34,731

Weighted average shares outstanding, including participating stock awards - Basic	34,301,650	34,259,604

Weighted average shares outstanding - Diluted	34,301,650	34,259,604

Basic and diluted earnings per common share	$1.26	$1.01

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 15 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	2023	2022
Current	$9,988	$7,567
Deferred	535	766
	$10,523	$8,333

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2023	2022
Statutory rate	21%	21%
Statutory rate applied to income before taxes	$11,287	$9,044
Adjust for:
Tax-exempt interest income	(483)	(589)
Bank-owned life insurance	(190)	(184)
Other, net	(91)	62
	$10,523	$8,333

The realization of deferred tax assets is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. Management believes it is more likely than not that all of the deferred tax assets at December 31, 2023 will be realized against deferred tax liabilities and projected future taxable income.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2023	2022
Deferred tax assets
Allowance for credit losses	$3,663	$3,210
Nonaccrual loan interest	13	12
Unrealized loss on securities available for sale	6,095	8,394
Other	262	257
Gross deferred tax assets	10,033	11,873
Valuation allowance	—	—
Total net deferred tax assets	10,033	11,873

Deferred tax liabilities
Depreciation	$(1,003)	$(1,098)
Prepaid expenses	(303)	(309)
Net deferred loan costs	(35)	(21)
Accretion	(1,139)	(414)
Other	(351)	(319)
Gross deferred tax liabilities	(2,831)	(2,161)
Deferred tax asset - net	$7,202	$9,712

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 15 - FEDERAL INCOME TAXES (Continued)

There were no unrecognized tax benefits at December 31, 2023 and 2022 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2020.

NOTE 16 – COMMITMENTS AND OFF BALANCE-SHEET RISK

Some financial instruments are used to meet customer financing needs and to reduce exposure to interest rate changes.  These financial instruments include commitments to extend credit and standby letters of credit.  These involve, to varying degrees, credit and interest rate risk in excess of the amount reported in the financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates.  Standby letters of credit are conditional commitments to guarantee a customer’s performance to a third party.  Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit.  Collateral or other security is normally not obtained for these financial instruments prior to their use and many of the commitments are expected to expire without being used.  At December 31, 2023, the reserve for unfunded commitments was $69,000 and was included in other liabilities in the Company's consolidated balance sheet.

A summary of the contractual amounts of financial instruments with off-balance-sheet risk was as follows at year-end (dollars in thousands):

	2023	2022
Commitments to extend credit	$86,209	$77,384
Letters of credit	10,384	13,455
Unused lines of credit	693,392	745,674

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was $0 and $0 at December 31, 2023 and 2022, respectively.

The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline.  These commitments were $1.3 million and $0 at December 31, 2023 and 2022, respectively.  The fair value of these commitments was de minimis at December 31, 2023 and 2022.

At year-end 2023, approximately 60.0% of the Bank’s commitments to make loans were at market fixed rates.  The remainder of the commitments to make loans were at variable rates tied to SOFR and the prime rate and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to SOFR and the prime rate.

NOTE 17 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  As of December 31, 2023, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 18 – SHAREHOLDERS’ EQUITY

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

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
CET1 capital (to risk weighted assets)
Consolidated	$310,015	17.7%	$78,836	4.5%	$122,634	7.0%	N/A	N/A
Bank	300,943	17.2	78,825	4.5	122,617	7.0	$113,859	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	310,015	17.7	105,115	6.0	148,913	8.5	N/A	N/A
Bank	300,943	17.2	105,100	6.0	148,892	8.5	140,134	8.0
Total capital (to risk weighted assets)
Consolidated	327,457	18.7	140,153	8.0	183,951	10.5	N/A	N/A
Bank	318,385	18.2	140,134	8.0	183,925	10.5	175,167	10.0
Tier 1 capital (to average assets)
Consolidated	310,015	11.4	109,284	4.0	N/A	N/A	N/A	N/A
Bank	300,943	11.0	109,283	4.0	N/A	N/A	136,604	5.0

December 31, 2022
CET1 capital (to risk weighted assets)
Consolidated	$278,615	16.9%	$74,003	4.5%	$115,116	7.0%	N/A	N/A
Bank	270,274	16.4	73,992	4.5	115,098	7.0	$106,877	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	278,615	16.9	98,670	6.0	139,783	8.5	N/A	N/A
Bank	270,274	16.4	98,655	6.0	139,762	8.5	131,540	8.0
Total capital (to risk weighted assets)
Consolidated	293,900	17.9	131,561	8.0	172,673	10.5	N/A	N/A
Bank	285,559	17.4	131,540	8.0	172,647	10.5	164,426	10.0
Tier 1 capital (to average assets)
Consolidated	278,615	9.7	114,589	4.0	N/A	N/A	N/A	N/A
Bank	270,274	9.4	114,582	4.0	N/A	N/A	143,227	5.0

The Bank was categorized as “well capitalized” at December 31, 2023 and 2022.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 19 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2023	2022
ASSETS
Cash and cash equivalents	$8,827	$8,092
Investment in Bank subsidiary	278,013	238,697
Investment in other subsidiaries	—	—
Other assets	245	249
Total assets	$287,085	$247,038

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	—	—
Other liabilities	—	—
Total liabilities	$—	$—
Total shareholders' equity	287,085	247,038
Total liabilities and shareholders' equity	$287,085	$247,038

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2023	2022
INCOME
Dividends from subsidiaries	$12,735	$11,913
Other	—	—
Total income	12,735	11,913
EXPENSE
Interest expense	—	—
Other expense	887	801
Total expense	887	801
Income before income tax and equity in undistributed earnings of subsidiaries	11,848	11,112
Equity in undistributed earnings of subsidiaries	31,189	23,445
Income before income tax	43,037	34,557
Income tax benefit	(187)	(174)
Net income	$43,224	$34,731
Comprehensive income	$51,870	$3,452

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 19 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2023	2022
Cash flows from operating activities
Net income	$43,224	$34,731
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(31,189)	(23,445)
Stock compensation expense	124	114
Change in other assets	4	—
Change in other liabilities	—	(17)
Net cash from operating activities	12,163	11,383
Cash flows from investing activities
Investment in subsidiaries	—	—
Net cash from investing activities	—	—
Cash flows from financing activities
Repayment of other borrowings	—	—
Cash dividends paid	(11,285)	(10,915)
Repurchases of shares	(143)	(207)
Net cash from financing activities	(11,428)	(11,122)
Net change in cash and cash equivalents	735	261
Cash and cash equivalents at beginning of year	8,092	7,831
Cash and cash equivalents at end of year	$8,827	$8,092

NOTE 20 – QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)

					Earnings Per Common Share
	Interest Income	Net Interest Income	Provision for Credit Losses	Net Income	Basic	Diluted
2023
First quarter	$27,266	$22,616	$—	$12,004	$0.35	$0.35
Second quarter	27,120	21,146	300	10,312	0.30	0.30
Third quarter	29,787	22,244	(150)	11,413	0.33	0.33
Fourth quarter	29,638	21,441	400	9,495	0.28	0.28

2022
First quarter	$13,143	$12,665	$(1,500)	$6,000	$0.18	$0.18
Second quarter	15,435	14,843	—	6,568	0.19	0.19
Third quarter	20,875	19,771	—	10,045	0.29	0.29
Fourth quarter	25,454	22,867	375	12,118	0.35	0.35

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2023.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.  Our management, including our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures, have concluded that, as of December 31, 2023, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission's rules and forms.

(b)	Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023 based on those criteria.

BDO USA, P.C., an independent registered public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2023, as stated in their report below.

(d)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Macatawa Bank Corporation

Holland, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Macatawa Bank Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes and our report dated February 15, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

Grand Rapids, Michigan

February 15, 2024

ITEM 9B:	Other Information.

None.

ITEM 9C:	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings "The Board of Directors – General, – Qualifications and Biographical Information, and – Board Committees – Audit Committee," "Executive Officers," "Delinquent Section 16(a) Reports," "Corporate Governance – Code of Ethics", "Corporate Governance - Insider Trading Policies and Procedures" and "Shareholder Proposals" in our definitive Proxy Statement relating to our May 7, 2024 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 11:	Executive Compensation.

Information under the heading "Executive Compensation" in our definitive Proxy Statement relating to our May 7, 2024 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading "Ownership of Macatawa Stock" in our definitive Proxy Statement relating to our May 7, 2024 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2023.  The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	0	N/A	895,698
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	895,698

(1)

Consists of the Macatawa Bank Corporation Stock Incentive Plan of 2015.  The number of shares reflected in column (c) above with respect to the Macatawa Bank Corporation Stock Compensation Plan of 2015 (895,698 shares) represents shares that may be issued other than upon the exercise of an outstanding option, warrant or right.  This plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings "Transactions with Related Persons" and "The Board of Directors – Board Committees" in our definitive Proxy Statement relating to our May 7, 2024 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

Information under the headings "Independent Auditors – Fees and – Audit Committee Approval Policies" in our definitive Proxy Statement relating to our May 7, 2024 Annual Meeting of Shareholders is here incorporated by reference.

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022 Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
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

10.3*

Change in control agreements between Macatawa Bank Corporation and its Chief Executive Officer and its Chief Operating Officer.  Previously filed with the Commission on Form 8-K on June 22, 2015, Exhibit 10.2, and on Form 8-K on February 1, 2017, Exhibit 10.1.  Here incorporated by reference.

10.4*	Change in control agreement between Macatawa Bank Corporation and its Chief Financial Officer.
10.5*

Form of Indemnity Agreement between Macatawa Bank Corporation and certain of its directors.  Previously filed with the Commission on February 18, 2016 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, Exhibit 10.10.  Here incorporated by reference.

10.6*

Board Representation Agreement dated November 5, 2008, between Macatawa Bank Corporation and White Bay Capital, LLC.  Previously filed with the Commission on February 19, 2015, in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, Exhibit 10.11.  Here incorporated by reference.

10.7*	Executive Retirement, Transition and Release Agreement between Macatawa Bank Corporation and Ronald Haan
19	Insider Trading Policy
21	Subsidiaries of the Registrant.
23.1	Consent of BDO USA, P.C., independent registered public accounting firm.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. § 1350.
97	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan.

The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request to Chief Financial Officer, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, Michigan 49424.

ITEM 16:	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 15, 2024.

MACATAWA BANK CORPORATION

/s/ Jon W. Swets
Jon W. Swets
Chief Executive Officer
(Principal Executive Officer)

/s/ Bryan L. Barker
Bryan L. Barker
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

*/s/ Richard L. Postma	February 15, 2024
Richard L. Postma, Chairman of the Board

/s/ Jon W. Swets	February 15, 2024
Jon W. Swets, Chief Executive Officer

*/s/ Ronald L. Haan	February 15, 2024
Ronald L. Haan, Director

*/s/ Douglas B. Padnos	February 15, 2024
Douglas B. Padnos, Director

*/s/ Michael K. Le Roy	February 15, 2024
Michael K. Le Roy, Director

*/s/ Charles A. Geenen	February 15, 2024
Charles A. Geenen, Director

*/s/ Birgit M. Klohs	February 15, 2024
Birgit M. Klohs, Director

*/s/ Robert L. Herr	February 15, 2024
Robert L. Herr, Director

*/s/ Nicole S. Dandridge	February 15, 2024
Nicole S. Dandridge, Director

*/s/ Thomas P. Rosenbach	February 15, 2024
Thomas P. Rosenbach, Director

*By:	/s/ Bryan L. Barker
Bryan L. Barker
Attorney-in-Fact