Form 10-Q
period 2024-03-31
MACATAWA BANK CORP
filed 2024-04-25
CIK 1053584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,361,562 shares of the Company's Common Stock (no par value) were outstanding as of April 25, 2024.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation ("Macatawa" or the "Company"). Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, those related to future levels of earning assets, future composition of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for credit losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future interest rate levels, future net interest margin levels, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, loan demand and loan growth, future amounts of unrecognized tax benefits, the future level of other revenue sources and future amounts of unrealized gains or losses in our investment securities portfolio. Management's determination of the provision and allowance for credit losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, respond to a changing interest rate environment, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets, interest rates and the national and regional economy on the banking industry, generally, and Macatawa, specifically, are also inherently uncertain.

In addition, forward-looking statements include statements regarding the outlook and expectations of Macatawa with respect to its planned merger with Wintrust Financial Corporation ("Wintrust") pursuant to the Agreement and Plan of Merger dated April 15, 2024 (the "Merger Agreement"), the strategic benefits and financial benefits of the merger, including the expected impact of the transaction on the combined company's future financial performance and the timing of the closing of the transaction.

These statements reflect current beliefs as to the expected outcomes of future events and are not guarantees of future performance.  These statements involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, Macatawa does not undertake any obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.  Such risks, uncertainties and assumptions, include, among others, the following:

●

the failure to obtain necessary regulatory approvals when expected or at all (and the risk that such approvals may result in a materially burdensome regulatory condition (as defined in the Merger Agreement));

●	the failure of Macatawa to obtain shareholder approval, or for either party to satisfy any of the other closing conditions to the transaction on a timely basis or at all;
●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement;
●

the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where Macatawa and Wintrust do business, or as a result of other unexpected factors or events;

●	the impact of purchase accounting with respect to the transaction, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
●	diversion of management’s attention from ongoing business operations and opportunities;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction; and
●	the outcome of any legal proceedings that may be instituted against Macatawa or Wintrust.

Additional risk factors include, but are not limited to, the risk factors described in Item 1A in Macatawa's Annual Report on Form 10-K for the year ended December 31, 2023 and in any of Macatawa's subsequent SEC filings, and in Item 1A in Wintrust's Annual Report on Form 10-K for the year ended December 31, 2023 and in any of Wintrust's subsequent SEC filings.

INDEX

Part I Financial Information

Item 1.

MACATAWA BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2024 (unaudited) and December 31, 2023

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$27,081	$32,317
Federal funds sold and other short-term investments	331,400	418,035
Cash and cash equivalents	358,481	450,352
Debt securities available for sale, at fair value	491,214	508,798
Debt securities held to maturity (fair value 2024 - $291,651 and 2023 - $322,098)	300,751	331,523
Federal Home Loan Bank (FHLB) stock	10,211	10,211
Loans held for sale, at fair value	—	—
Total loans	1,342,208	1,338,386
Allowance for credit losses	(17,440)	(17,442)
Net loans	1,324,768	1,320,944
Premises and equipment – net	38,971	38,604
Accrued interest receivable	10,266	8,976
Bank-owned life insurance	54,535	54,249
Deferred tax asset - net	7,385	7,202
Other assets	18,324	17,840
Total assets	$2,614,906	$2,748,699
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$614,325	$643,035
Interest-bearing	1,670,076	1,772,695
Total deposits	2,284,401	2,415,730
Other borrowed funds	20,000	30,000
Accrued expenses and other liabilities	17,532	15,884
Total liabilities	2,321,933	2,461,614
Commitments and contingent liabilities	—	—
Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 34,361,562 issued and outstanding, respectively	220,421	220,255
Retained earnings	96,471	89,760
Accumulated other comprehensive loss	(23,919)	(22,930)
Total shareholders' equity	292,973	287,085
Total liabilities and shareholders' equity	$2,614,906	$2,748,699

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three month period ended March 31, 2024 and 2023

(unaudited)

(Dollars in thousands, except per share data)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Interest income
Loans, including fees	$19,171	$15,660
Securities
Taxable	4,428	4,481
Tax-exempt	698	698
FHLB Stock	120	65
Federal funds sold and other short-term investments	4,660	6,362
Total interest income	29,077	27,266
Interest expense
Deposits	8,221	4,494
Other borrowings	129	156
Total interest expense	8,350	4,650
Net interest income	20,727	22,616
Provision (benefit) for credit losses	—	—
Net interest income after provision (benefit) for credit losses	20,727	22,616
Noninterest income
Service charges and fees	1,003	994
Net gains on mortgage loans	8	11
Trust fees	1,220	1,033
ATM and debit card fees	1,583	1,662
BOLI income	274	199
Other	572	629
Total noninterest income	4,660	4,528
Noninterest expense
Salaries and benefits	6,950	6,698
Occupancy of premises	999	1,137
Furniture and equipment	1,062	1,031
Legal and professional	664	348
Marketing and promotion	211	219
Data processing	1,084	955
FDIC assessment	330	330
Interchange and other card expense	406	384
Bond and D&O Insurance	122	122
Other	1,417	941
Total noninterest expenses	13,245	12,165
Income before income tax	12,142	14,979
Income tax expense	2,349	2,975
Net income	$9,793	$12,004

Basic and diluted earnings per common share	$0.29	$0.35
Cash dividends per common share	$0.09	$0.08

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three month period ended March 31, 2024 and 2023

(unaudited)

(Dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Net income	$9,793	$12,004
Other comprehensive income (loss):
Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	(1,246)	6,738
Amortization of net unrealized gains on securities transferred to held-to-maturity	(5)	(5)
Tax effect	262	(1,414)
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	(989)	5,319

Other comprehensive income (loss), net of tax	(989)	5,319
Comprehensive income	$8,804	$17,323

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Three month period ended March 31, 2024 and 2023

(unaudited)

(Dollars in thousands, except per share data)

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders'
	Stock	Earnings	Income (Loss)	Equity
Balance, January 1, 2023	$219,578	$59,036	$(31,576)
Adoption of ASU 2016-13, net of tax	—	(1,215)	—	(1,215)
Net income for the three months ended March 31, 2023	—	12,004	—	12,004
Cash dividends at $0.08 per share	—	(2,733)	—	(2,733)
Repurchase of 1,338 shares for taxes withheld on vested restricted stock	(15)	—	—	(15)
Other comprehensive income, net of tax	—	—	5,319	5,319
Stock compensation expense	170	—	—	170
Balance, March 31, 2023	$219,733	$67,092	$(26,257)	$260,568

Balance, January 1, 2024	$220,255	$89,760	$(22,930)	$287,085
Net income for the three months ended March 31, 2024	—	9,793	—	9,793
Cash dividends at $0.09 per share	—	(3,082)	—	(3,082)
Repurchase of shares for taxes withheld on vested restricted stock	—	—	—	—
Other comprehensive loss, net of tax	—	—	(989)	(989)
Stock compensation expense	166	—	—	166
Balance, March 31, 2024	$220,421	$96,471	$(23,919)	$292,973

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three month periods ended March 31, 2024 and 2023

(unaudited)

(Dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Cash flows from operating activities
Net income	$9,793	$12,004
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	477	160
Stock compensation expense	166	170
Provision (benefit) for credit losses	—	—
Origination of loans for sale	(402)	(179)
Proceeds from sales of loans originated for sale	410	318
Net gains on mortgage loans	(8)	(11)
Net gain on sales of other real estate	—	(356)
Deferred income tax expense	80	150
Bank-owned life insurance	(274)	(199)
Change in accrued interest receivable and other assets	(1,774)	(217)
Change in accrued expenses and other liabilities	1,648	889
Net cash from operating activities	10,116	12,729
Cash flows from investing activities
Loan originations and payments, net	(3,824)	(43,158)
Purchases of securities available for sale	—	(24,072)
Purchases of securities held to maturity	(2,399)	(3,966)
Proceeds from:
Maturities and calls of securities available for sale	13,313	1,626
Maturities and calls of securities held to maturity	32,512	1,126
Principal paydowns on securities available for sale	3,413	2,878
Principal paydowns on securities held to maturity	312	3,197
Sales of other real estate	—	2,699
Additions to premises and equipment	(903)	(496)
Net cash from (for) investing activities	42,424	(60,166)
Cash flows from financing activities
Change in deposits	(131,329)	(284,247)
Repayments and maturities of other borrowed funds	(10,000)	—
Repurchase of shares for taxes withheld on vested restricted stock	—	(15)
Cash dividends paid	(3,082)	(2,733)
Net cash for financing activities	(144,411)	(286,995)
Net change in cash and cash equivalents	(91,871)	(334,432)
Cash and cash equivalents at beginning of period	450,352	755,170
Cash and cash equivalents at end of period	$358,481	$420,738

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Three month periods ended March 31, 2024 and 2023

(unaudited)

(Dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Supplemental cash flow information
Interest paid	$8,334	$4,307
Income taxes paid	—	—

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

Recent Events:  On April 15, 2024, the Company entered into a definitive merger agreement with Wintrust Financial Corporation (“Wintrust”) (Nasdaq: WTFC) for Wintrust to acquire the Company in an all-stock transaction.  Subject to possible adjustment as provided in the merger agreement, the aggregate purchase price to the Company's shareholders is estimated to be approximately $510.3 million, or $14.85 per share.  In the merger, each share of the Company's common stock outstanding will be converted into the right to receive merger consideration paid in shares of Wintrust common stock.

The exchange ratio used to determine the number of shares to be issued will be subject to a symmetrical $12.00 collar using a reference price of $101.03 for Wintrust common stock to establish the high and low ends of the collar.  The exchange ratio will be variable within the collar, such that if the closing price is within the collar, the aggregate value of the merger consideration will be fixed at approximately $510.3 million; and if the closing price is outside of the collar, the exchange ratio will be a fixed amount both at the high and low ends of the collar, resulting in the aggregate value of the merger consideration being variable outside of the collar.

If the closing Price is greater than or equal to $89.03 but less than or equal to $113.03, Macatawa shareholders will be entitled to receive between 0.1314 and 0.1668 shares of Wintrust common stock per share of Macatawa common stock. Macatawa shareholders will be entitled to receive 0.1668 shares of Wintrust common Stock per share of Macatawa common stock if the closing price is below $89.03, and 0.1314 shares of Wintrust common stock per share of Macatawa common stock if the closing price is above $113.03.  The “closing price” will be determined using the volume-weighted average price of Wintrust common stock as reported under the heading “Bloomberg VWAP” on the Bloomberg page for Wintrust, for each trading day during the ten trading day period ending on the second trading day prior to the closing date of the merger.

Following the effective time of the merger, the Company's bank subsidiary, Macatawa Bank, will maintain its separate bank charter and will continue to operate under the Macatawa Bank name.  Macatawa Bank will maintain a separate, legally constituted board of directors consisting of certain existing directors and new directors generally residing and doing business locally in the West Michigan community.  Completion of the merger is subject to shareholder and regulatory approvals and the satisfaction of other customary closing conditions and is expected to occur in the second half of 2024.

Additional information about the merger may be found in the Company's Current Report on Form 8-K dated April 15, 2024, which is incorporated herein by reference.

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

Operating results for the three month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company adopted these standards as required on January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL. The transition adjustment of the CECL adoption included an increase in the allowance for loans of $1.5 million and an increase of $62,000 to establish a reserve for unfunded commitments, with a $1.2 million decrease to retained earnings, with the $323,000 income tax portion being recorded as part of the deferred tax asset in the Company's Consolidated Balance Sheet.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level yield method without anticipating prepayments. Gains and losses on sales are based on the amortized cost of the security sold. Accrued interest receivable on securities totaled $4.4 million at March 31, 2024 and $3.4 million at December 31, 2023.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities Available for Sale - For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income with an allowance being established under CECL.  For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors.  In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses ("ACL") is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense.  Losses are charged against the allowance when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes.  The Company has never experienced a loss on any debt securities AFS.  At March 31, 2024, there was no ACL related to debt securities AFS.  Accrued interest receivable on debt securities was excluded from the estimate of credit losses.

Securities Held to Maturity - Since the adoption of CECL, the Company measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected.  HTM securities are charged off against the ACL when deemed uncollectible.  Adjustments to the ACL are reported in the Company's Consolidated Statements of Income in the provision for credit losses.  Accrued interest receivable on HTM securities is excluded from the estimate of credit losses.  With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities.  With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities.  The Company has never experienced any loss on HTM securities.  At March 31, 2024, there was no ACL related to securities HTM.

Allowance for Credit Losses ("ACL") - Loans: Since the adoption of CECL, the allowance for credit losses (allowance) is a valuation account that is deducted from the loan portfolios' amortized cost basis to present the net amount expected to be collected on loans.  The allowance is increased by the provision for credit losses and recoveries and decreased by charge-offs of loans. Management believes the allowance balance to be adequate based on known and inherent risks in the portfolio, past loan loss experience, information about specific borrower situations and estimated collateral values, current and forecasted economic conditions and other relevant factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Management continues its collection efforts on previously charged-off balances and applies recoveries as additions to the allowance.

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

The Company's loan portfolio classes as of March 31, 2024 were as follows:

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

Vacant and unimproved - Risks to this category include industry concentration, valuation of farmland, agricultural properties and residential properties as well as velocity of sales. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt. Declines in real estate values and lack of suitable alternative use for the properties are also risks for loans in this category.

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

For periods beyond the forecast period, the loss rate reverts back to the baseline lifetime loss.  As of March 31, 2024, the Company used a one-year reasonable and supportable economic forecast period, with a two-quarter straight-line reversion period for all loan classes.  In determining the reasonable and supportable economic forecast period, the Company used a consensus economic forecast from a third-party provider that provided forecasts from twenty-five leading economists.  The Company considered the March  31, 2024 report's consensus/mean estimates for gross domestic product and unemployment rates and selected a loss period for the reasonable and supportable forecast period that most closely matched that consensus.

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

The Company is also required to consider expected credit losses associated with loan commitments over the contractual period in which it is exposed to credit risk on the underlying commitments unless the obligation is unconditionally cancellable by the Company. Any allowance for off-balance sheet credit exposures is reported as an other liability on the Company's Consolidated Balance Sheet and is increased or decreased via a provision for credit losses on the Company's Consolidated Statement of Income. The calculation includes consideration of the likelihood that funding will occur and forecasted credit losses on commitments expected to be funded over their estimated lives. The allowance is calculated using the same methodology, inputs and assumptions as the funded portion of loans at the segment level applied to the amount of commitments expected to be funded.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the respective term of the loan using the level-yield method without anticipating prepayments. Accrued interest on loans totaled $4.8 million at March 31, 2024 and $5.3 million at December 31, 2023.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives: Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank. At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer. This is known as a back-to-back swap agreement. Under this arrangement the Bank has two freestanding interest rate swaps, each of which is carried at fair value. As the terms mirror each other, there is no income statement impact to the Bank. At March 31, 2024 and December 31, 2023, the total notional amount of such agreements was $105.7 million and $108.2 million, respectively, and resulted in a derivative asset with a fair value of $5.6 million and $4.9 million, respectively, which were included in other assets and a derivative liability of $5.6 million and $4.9 million, respectively, which were included in other liabilities.

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Bank enters into commitments to sell mortgage-backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline. At times, the Bank also enters into forward commitments for the future delivery of mortgage loans when loans are closed but not yet sold, in order to hedge the change in interest rates resulting from its commitments to sell the loans.

Changes in the fair values of these interest rate lock and mortgage backed security and forward commitment derivatives are included in net gains on mortgage loans.  The fair value of interest rate lock commitments was $(2,000) at March 31, 2024 and $1,000 at December 31, 2023.  The net fair value of mortgage-backed security derivatives was $1,000 at March 31, 2024 and $ (17,000) at December 31, 2023.

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. As of both  March 31, 2024 and December 31, 2023, these loans had net unrealized gains of $0 which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold with servicing released; therefore, no mortgage servicing right assets are established.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Updates: ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures:  This ASU enhances disclosures about significant segment expenses.  The key amendments: (1) require that a public entity disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition, (3) require that a public entity provide all annual disclosures about a reportable segment's profit or loss currently required by GAAP in interim periods as well, (4) clarify that if CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit, (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures.  This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  As the Company has one reportable segment, the requirements of this standard for such entities will apply beginning with the Company's annual report ending December 31, 2024.  The Company does not expect adoption of the ASU to have a material effect on the Company's consolidated financial statements.

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:  This ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.  The ASU requires that all entities disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid.  The ASU also requires that all entities disclose (1) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign.  This ASU is effective for public business entities for annual periods beginning after December 15, 2024.  The Company does not expect adoption of the ASU to have a material effect on the Company's consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2024
Available for Sale
U.S. Treasury and federal agency securities	$245,896	$—	$(10,815)	$235,081
Agency MBS and CMOs	120,328	35	(13,331)	107,032
Tax-exempt state and municipal bonds	30,800	—	(519)	30,281
Taxable state and municipal bonds	112,976	53	(5,528)	107,501
Corporate bonds and other debt securities	11,555	—	(236)	11,319
	$521,555	$88	$(30,429)	$491,214

Held to Maturity
U.S. Treasury	$221,211	$—	$(7,945)	$213,266
Tax-exempt state and municipal bonds	79,540	230	(1,385)	78,385
	$300,751	$230	$(9,330)	$291,651

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2023
Available for Sale:
U.S. Treasury and federal agency securities	$256,234	$25	$(10,767)	$245,492
Agency MBS and CMOs	123,767	173	(12,604)	111,336
Tax-exempt state and municipal bonds	30,850	31	(284)	30,597
Taxable state and municipal bonds	115,516	105	(5,545)	110,076
Corporate bonds and other debt securities	11,527	3	(233)	11,297
	$537,894	$337	$(29,433)	$508,798
Held to Maturity
U.S. Treasury	$251,229	$—	$(8,520)	$242,709
Tax-exempt state and municipal bonds	80,294	284	(1,189)	79,389
	$331,523	$284	$(9,709)	$322,098

There were no sales of securities in the three month periods ended March 31, 2024 and 2023.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at March 31, 2024 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$133,656	$132,252	$141,534	$140,076
Due from one to five years	155,020	147,346	253,495	238,070
Due from five to ten years	12,075	12,053	6,198	6,036
Due after ten years	—	—	—	—
Agency MBS and CMOs	—	—	120,328	107,032
	$300,751	$291,651	$521,555	$491,214

Securities with unrealized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2024	Value	Loss	Value	Loss	Value	Loss
Available for Sale
U.S. Treasury and federal agency securities	$28,390	$(53)	$206,691	$(10,761)	$235,081	$(10,814)
Agency MBS and CMOs	15,544	(150)	84,892	(13,181)	100,436	(13,331)
Tax-exempt state and municipal bonds	11,316	(98)	18,965	(423)	30,281	(521)
Taxable state and municipal bonds	8,442	(29)	92,753	(5,499)	101,195	(5,528)
Corporate bonds and other debt securities	471	(3)	10,848	(232)	11,319	(235)
	$64,163	$(333)	$414,149	$(30,096)	$478,312	$(30,429)

Held to Maturity
U.S. Treasury	$—	$—	$213,266	$(7,945)	$213,266	$(7,945)
Tax-exempt state and municipal bonds	20,118	(53)	48,402	(1,332)	68,520	(1,385)
	$20,118	$(53)	$261,668	$(9,277)	$281,786	$(9,330)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	Loss	Value	Loss	Value	Loss
Available for Sale:
U.S. Treasury and federal agency securities	$15,615	$(41)	$215,712	$(10,726)	$231,327	$(10,767)
Agency MBS and CMOs	8,574	(52)	83,893	(12,552)	92,467	(12,604)
Tax-exempt state and municipal bonds	8,472	(50)	13,296	(234)	21,768	(284)
Taxable state and municipal bonds	4,667	(18)	93,900	(5,527)	98,567	(5,545)
Corporate bonds and other debt securities	—	—	10,822	(233)	10,822	(233)
	$37,328	$(161)	$417,623	$(29,272)	$454,951	$(29,433)

Held to Maturity:
U.S. Treasury	$—	$—	$242,709	$(8,520)	$242,709	$(8,520)
Tax-exempt state and municipal bonds	673	(2)	45,513	(1,187)	46,186	(1,189)
	$673	$(2)	$288,222	$(9,707)	$288,895	$(9,709)

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

At March 31, 2024, 423 securities available for sale with fair values totaling $478.3 million had unrealized losses totaling $30.4 million. At December 31, 2023, 402 securities available for sale with fair values totaling $455.0 million had unrealized losses totaling $29.4 million.  For securities available for sale with unrealized losses, management considered the financial condition of the issuer and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2024, 75 securities held to maturity with fair values totaling $281.8 million had unrealized losses totaling $9.3 million. At December 31, 2023, 58 securities held to maturity with fair values totaling $288.9 million had unrealized losses totaling $9.7 million.  Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Management determined that the unrealized losses for each period and each investment were attributable to changes in interest rates and not due to credit quality. All of the Company's municipal and corporate securities were rated AA or higher at March 31, 2024 and December 31, 2023. As such, no allowance for credit losses on securities available for sale or held to maturity has been established as of March 31, 2024 and December 31, 2023.

Securities with a carrying value of approximately $3.7 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at both  March 31, 2024 and December 31, 2023.

The Company also has an investment in a fund that invests in projects qualifying for Community Reinvestment Act credit which is carried at a fair value of $1.3 million and is reported in other assets at March 31, 2024 and December 31, 2023, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Portfolio loans were as follows (dollars in thousands):

	March 31,	December 31,
	2024	2023
Commercial and industrial	$516,400	$506,974

Commercial real estate:
Residential developed	4,977	5,809
Unsecured to residential developers	—	800
Vacant and unimproved	38,895	39,534
Commercial development	78	84
Residential improved	107,860	123,875
Commercial improved	261,256	260,188
Manufacturing and industrial	159,703	154,809
Total commercial real estate	572,769	585,099
Consumer:
Residential mortgage	195,923	189,818
Unsecured	89	129
Home equity	53,751	53,039
Other secured	3,276	3,327
Total consumer	253,039	246,313
Total loans	1,342,208	1,338,386
Allowance for credit losses	(17,440)	(17,442)
	$1,324,768	$1,320,944

The totals above are shown net of deferred fees and costs. Deferred fees on loans totaled $1.3 million at both  March 31, 2024 and December 31, 2023. Deferred costs on loans totaled $1.5 million at both  March 31, 2024 and December 31, 2023.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Activity in the allowance for credit losses by portfolio segment was as follows (dollars in thousands):

	Commercial
	and	Commercial
Three months ended March 31, 2024	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,871	$7,164	$3,375	$32	$17,442
Charge-offs	—	—	(32)	—	(32)
Recoveries	10	1	19	—	30
Provision for credit losses	(123)	(189)	224	88	—
Ending Balance	$6,758	$6,976	$3,586	$120	$17,440

	Commercial
	and	Commercial
Three months ended March 31, 2023	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,596	$7,180	$2,458	$51	$15,285
Impact of adoption of ASU 2016-03	1,299	(212)	389	—	1,476
Charge-offs	—	—	(21)	—	(21)
Recoveries	9	3	42	—	54
Provision for credit losses	220	(201)	(50)	31	—
Ending Balance	$7,124	$6,770	$2,818	$82	$16,794

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents gross charge-offs for the three months ended March 31, 2024 by portfolio class and origination year (dollars in thousands):

Term Loans By Origination Year
Revolving
March 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total

Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial development	—	—	—	—	—	—	—	—
Commercial improved	—	—	—	—	—	—	—	—
Manufacturing and industrial	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—
Residential improved	—	—	—	—	—	—	—	—
Vacant and unimproved	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—

Residential mortgage	—	—	—	—	—	—	—	—
Consumer unsecured	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	32	32
Total consumer	—	—	—	—	—	—	32	32

Total loans	$—	$—	$—	$—	$—	$—	$32	$32

The following table presents gross charge-offs for the three months ended March 31, 2023 by portfolio class and origination year (dollars in thousands):

Term Loans By Origination Year
Revolving
March 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total

Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial development	—	—	—	—	—	—	—	—
Commercial improved	—	—	—	—	—	—	—	—
Manufacturing and industrial	—	—	—	—	—	—	—	—
Residential development	—	—	—	—	—	—	—	—
Residential improved	—	—	—	—	—	—	—	—
Vacant and unimproved	—	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—	—

Residential mortgage	—	—	—	—	—	—	—	—
Consumer unsecured	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	21	21
Total consumer	—	—	—	—	—	—	21	21

Total loans	$—	$—	$—	$—	$—	$—	$21	$21

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
(Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

There have been no significant changes to the types of collateral securing our collateral dependent loans.

The amortized cost of collateral-dependent loans by class as of March 31, 2024 was as follows (dollars in thousands):

Collateral Type
Allowance
March 31, 2024	Real Estate	Other	Allocated

Commercial and industrial	$—	$—	$—
Commercial real estate:
Residential developed	—	—	—
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	25	—	—
Commercial improved	289	—	14
Manufacturing and industrial	1,126	—	—
	1,440	—	14
Consumer
Residential mortgage	—	—	—
Unsecured	—	—	—
Home equity	—	—	—
Other secured	—	—	—
Consumer	—	—	—
Total	$1,440	$—	$14

The amortized cost of collateral-dependent loans by class as of  December 31, 2023 was as follows (dollars in thousands):

Collateral Type
Allowance
December 31, 2023	Real Estate	Other	Allocated

Commercial and industrial	$—	$—	$—
Commercial real estate:
Residential developed	—	—	—
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	26	—	—
Commercial improved	292	—	17
Manufacturing and industrial	1,136	—	—
	1,454	—	17
Consumer
Residential mortgage	—	—	—
Unsecured	—	—	—
Home equity	—	—	—
Other secured	—	—	—
Consumer	—	—	—
Total	$1,454	$—	$17

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified collateral dependent loans. The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2024 and December 31, 2023 (dollars in thousands):

				Over 90	Total
	Nonaccrual with	Nonaccrual with		days	Nonperforming
March 31, 2024	No Allowance	Allowance	Total Nonaccrual	Accruing	Loans
Commercial and industrial	$—	$—	$—	$—	$—

Commercial real estate:
Residential developed	—	—	—	—	—
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	—	—
Commercial development	—	—	—	—	—
Residential Improved	—	—	—	—	—
Commercial improved	—	—	—	—	—
Manufacturing and industrial	—	—	—	—	—
	—	—	—	—	—
Consumer:
Residential mortgage	—	1	1	—	1
Unsecured	—	—	—	—	—
Home equity	—	—	—	—	—
Other secured	—	—	—	—	—
	—	1	1	—	1
Total	$—	$1	$1	$—	$1

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

				Over 90	Total
	Nonaccrual with	Nonaccrual with		days	Nonperforming
December 31, 2023	No Allowance	Allowance	Total Nonaccrual	Accruing	Loans
Commercial and industrial	$—	$—	$—	$—	$—

Commercial real estate:
Residential developed	—	—	—	—	—
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	—	—
Commercial development	—	—	—	—	—
Residential improved	—	—	—	—	—
Commercial improved	—	—	—	—	—
Manufacturing and industrial	—	—	—	—	—
	—	—	—	—	—
Consumer:
Residential mortgage	—	1	1	—	1
Unsecured	—	—	—	—	—
Home equity	—	—	—	—	—
Other secured	—	—	—	—	—
	—	1	1	—	1
Total	$—	$1	$1	$—	$1

No interest income was recognized on nonaccrual loans during the three month periods ended March 31, 2024 and 2023.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2024 and  December 31, 2023 by class of loans (dollars in thousands):

	30-90	Greater Than	Total
March 31, 2024	Days	90 Days	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$516,400	$516,400
Commercial real estate:
Residential developed	—	—	—	4,977	4,977
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	38,895	38,895
Commercial development	—	—	—	78	78
Residential improved	—	—	—	107,860	107,860
Commercial improved	—	—	—	261,256	261,256
Manufacturing and industrial	—	—	—	159,703	159,703
	—	—	—	572,769	572,769
Consumer:
Residential mortgage	310	—	310	195,613	195,923
Unsecured	—	—	—	89	89
Home equity	30	—	30	53,721	53,751
Other secured	—	—	—	3,276	3,276
	340	—	340	252,699	253,039
Total	$340	$—	$340	$1,341,868	$1,342,208

	30-90	Greater Than	Total
December 31, 2023	Days	90 Days	Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$506,974	$506,974
Commercial real estate:
Residential developed	—	—	—	5,809	5,809
Unsecured to residential developers	—	—	—	800	800
Vacant and unimproved	—	—	—	39,534	39,534
Commercial development	—	—	—	84	84
Residential improved	—	—	—	123,875	123,875
Commercial improved	—	—	—	260,188	260,188
Manufacturing and industrial	—	—	—	154,809	154,809
	—	—	—	585,099	585,099
Consumer:
Residential mortgage	44	—	44	189,774	189,818
Unsecured	—	—	—	129	129
Home equity	—	—	—	53,039	53,039
Other secured	—	—	—	3,327	3,327
	44	—	44	246,269	246,313
Total	$44	$—	$44	$1,338,342	$1,338,386

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

The following table presents information regarding modifications to borrowers experiencing financial difficulty as of March 31, 2024 (dollars in thousands):

	March 31, 2024
		Outstanding	Percentage to
	Number of	Recorded	Total
	Loans	Balance	Loans
Commercial and industrial	2	$232	0.04%
Commercial real estate	3	478	0.08%
Consumer	31	2,550	1.01%
	36	$3,260	0.24%

At March 31, 2024, approximately 50% of the balance of modified loans to borrowers experiencing financial difficulty involved interest rate reductions, 36% involved extensions of maturity and the remainder were a combination of capitalized interest, renewals at below market rates and A-B note restructures.  At March 31, 2024, the amortized cost of these modified loans was $1.6 million, $1.2 million and $460,000, respectively.  There have been no payment defaults for all modifications to borrowers experiencing financial difficulty within the past twelve months.  Additionally, all such modifications were current at March 31, 2024.  All of the modifications involving interest rate reductions occurred prior to 2015 and the financial statement effect of these interest rate reductions was immaterial.

The following table presents information regarding modifications to borrowers experiencing financial difficulty as of December 31, 2023 (dollars in thousands):

	December 31, 2023
		Outstanding	Percentage to
	Number of	Recorded	Total
	Loans	Balance	Loans
Commercial and industrial	2	$244	0.05%
Commercial real estate	3	485	0.08%
Consumer	31	2,584	1.05%
	36	$3,313	0.25%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the amount of accruing modifications that were on nonaccrual status prior to the modification, accruing at the time of modification and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the modified terms as of the period reported (dollars in thousands):

	March 31,	December 31,
	2024	2023
Accruing - nonaccrual at modification	$—	$—
Accruing - accruing at modification	3,260	3,313
Accruing - upgraded to accruing after six consecutive payments	—	—
	$3,260	$3,313

There were no modifications made to borrowers experiencing financial difficulty during the three month periods ended March 31, 2024 or March 31, 2023.

There were no defaults on loans with modifications to borrowers experiencing financial difficulty during the three month period ended March 31, 2024 and the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of modification was $0.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table summarizes loan ratings by grade for commercial loans as of   March 31, 2024 (dollars in thousands):

	Term Loans Amortized Cost Basis By Origination Year and Risk Grades
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Commercial and industrial
Grades 1-3	$14,068	$38,897	$40,494	$9,235	$5,778	$45,398	$68,809	$222,679
Grade 4	14,526	83,078	46,939	20,807	10,148	47,312	62,804	285,614
Grade 5	—	—	1,200	37	253	1,473	5,133	8,096
Grade 6	—	—	—	—	—	11	—	11
Grade 7-8	—	—	—	—	—	—	—	—
	$28,594	$121,975	$88,633	$30,079	$16,179	$94,194	$136,746	$516,400
Residential development
Grades 1-3	$—	$—	$—	$—	$—	$—	$—	$—
Grade 4	1,693	2,328	57	—	—	—	899	4,977
Grade 5	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$1,693	$2,328	$57	$—	$—	$—	$899	$4,977
Unsecured to residential developers
Grades 1-3	$—	$—	$—	$—	$—	$—	$—	$—
Grade 4	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$—	$—
Vacant and unimproved
Grades 1-3	$—	$1,111	$6,768	$9,492	$6,531	$57	$230	$24,189
Grade 4	151	4,274	1,309	690	7,636	—	646	14,706
Grade 5	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$151	$5,385	$8,077	$10,182	$14,167	$57	$876	$38,895
Commercial development
Grades 1-3	$—	$—	$78	$—	$—	$—	$—	$78
Grade 4	—	—	—	—	—	—	—	—
Grade 5	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$—	$—	$78	$—	$—	$—	$—	$78
Residential improved
Grades 1-3	$298	$6,205	$14,809	$1,203	$8,026	$4,133	$1,059	$35,733
Grade 4	187	2,008	538	35,546	1,148	22,009	10,666	72,102
Grade 5	—	—	—	25	—	—	—	25
Grade 6	—	—	—	—	—	—	—	—
Grade 7-8	—	—	—	—	—	—	—	—
	$485	$8,213	$15,347	$36,774	$9,174	$26,142	$11,725	$107,860
Commercial improved
Grades 1-3	$80	$14,337	$19,595	$48,674	$17,417	$22,746	$5,266	$128,115
Grade 4	242	16,709	34,150	19,913	30,226	25,580	1,216	128,036
Grade 5	—	—	16	—	—	4,800	—	4,816
Grade 6	—	—	—	289	—	—	—	289
Grade 7-8	—	—	—	—	—	—	—	—
	$322	$31,046	$53,761	$68,876	$47,643	$53,126	$6,482	$261,256
Manufacturing and industrial
Grades 1-3	$3,768	$7,875	$42,733	$5,518	$6,204	$7,878	$642	$74,618
Grade 4	8,786	18,849	25,603	11,801	7,247	9,292	261	81,839
Grade 5	—	—	—	—	—	448	—	448
Grade 6	232	—	—	—	—	2,566	—	2,798
Grade 7-8	—	—	—	—	—	—	—	—
	$12,786	$26,724	$68,336	$17,319	$13,451	$20,184	$903	$159,703

Total Commercial
Grades 1-3	$18,214	$68,425	$124,477	$74,122	$43,956	$80,212	$76,006	$485,412
Grade 4	25,585	127,246	108,596	88,757	56,405	104,193	76,492	587,274
Grade 5	—	—	1,216	62	253	6,721	5,133	13,385
Grade 6	232	—	—	289	—	2,577	—	3,098
Grade 7-8	—	—	—	—	—	—	—	—
	$44,031	$195,671	$234,289	$163,230	$100,614	$193,703	$157,631	$1,089,169

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in consumer loans by year of origination and based on delinquency status at March 31, 2024  and  December 31, 2023  (dollars in thousands):

	Term Loans Amortized Cost Basis By Origination Year
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Retail
Residential mortgage
Performing	$9,265	$68,930	$38,956	$24,798	$9,293	$30,950	$13,731	$195,923
Nonperforming	—	—	—	—	—	—	—	—
	$9,265	$68,930	$38,956	$24,798	$9,293	$30,950	$13,731	$195,923
Consumer unsecured
Performing	$—	$—	$—	$—	$10	$79	$—	$89
Nonperforming	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$10	$79	$—	$89
Home equity
Performing	$135	$490	$626	$211	$443	$1,939	$49,907	$53,751
Nonperforming	—	—	—	—	—	—	—	—
	$135	$490	$626	$211	$443	$1,939	$49,907	$53,751
Other
Performing	$260	$1,638	$564	$506	$185	$123	$—	$3,276
Nonperforming	—	—	—	—	—	—	—	—
	$260	$1,638	$564	$506	$185	$123	$—	$3,276

Total Retail	$9,660	$71,058	$40,146	$25,515	$9,931	$33,091	$63,638	$253,039

	Term Loans Amortized Cost Basis By Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Retail
Residential mortgage
Performing	$71,574	$39,537	$25,400	$9,588	$4,868	$27,510	$11,341	$189,818
Nonperforming	—	—	—	—	—	—	—	—
	$71,574	$39,537	$25,400	$9,588	$4,868	$27,510	$11,341	$189,818
Consumer unsecured
Performing	$—	$—	$—	$11	$13	$—	$105	$129
Nonperforming	—	—	—	—	—	—	—	—
	$—	$—	$—	$11	$13	$—	$105	$129
Home equity
Performing	$518	$661	$217	$451	$209	$1,866	$49,117	$53,039
Nonperforming	—	—	—	—	—	—	—	—
	$518	$661	$217	$451	$209	$1,866	$49,117	$53,039
Other
Performing	$1,752	$658	$545	$220	$32	$120	$—	$3,327
Nonperforming	—	—	—	—	—	—	—	—
	$1,752	$658	$545	$220	$32	$120	$—	$3,327

Total Retail	$73,844	$40,856	$26,162	$10,270	$5,122	$29,496	$60,563	$246,313

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

Interest Rate Swaps: For interest rate swap agreements, we measure fair value utilizing pricing provided by a third-party pricing source that that uses market observable inputs, such as forecasted yield curves, and other unobservable inputs and accordingly, interest rate swap agreements are classified as Level 2.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Available for sale securities
U.S. Treasury and federal agency securities	$235,081	$—	$235,081	$—
Agency MBS and CMOs	107,032	—	107,032	—
Tax-exempt state and municipal bonds	30,281	—	30,281	—
Taxable state and municipal bonds	107,501	—	107,501	—
Corporate bonds and other debt securities	11,319	—	11,319	—
Other equity securities	1,307	—	1,307	—
Loans held for sale	—	—	—	—
Interest rate swaps	5,553	—	5,553	—
Total assets measured at fair value on recurring basis	$498,074	$—	$498,074	$—

Interest rate swaps	$(5,553)	$—	$(5,553)	$—
Total liabilities measured at fair value on recurring basis	$(5,553)	$—	$(5,553)	$—

December 31, 2023
Available for sale securities
U.S. Treasury and federal agency securities	$245,492	$—	$245,492	$—
Agency MBS and CMOs	111,336	—	111,336	—
Tax-exempt state and municipal bonds	30,597	—	30,597	—
Taxable state and municipal bonds	110,076	—	110,076	—
Corporate bonds and other debt securities	11,297	—	11,297	—
Other equity securities	1,318	—	1,318	—
Loans held for sale	—	—	—	—
Interest rate swaps	4,856	—	4,856	—
Total assets measured at fair value on recurring basis	$514,972	$—	$514,972	$—

Interest rate swaps	$(4,856)	$—	$(4,856)	$—
Total liabilities measured at fair value on recurring basis	$(4,856)	$—	$(4,856)	$—

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Collateral dependent loans	$300	$—	$—	$300

December 31, 2023
Collateral dependent loans	$303	$—	$—	$303

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis are summarized below at period end (dollars in thousands). The weighted average for unobservable inputs for collateral-dependent loans is based on the relative fair value of the loans.

	Asset Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range % (Weighted Average)
March 31, 2024
Collateral dependent loans	$300	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 41.0 (37.7)
		Income approach	Capitalization rate	7.5 to 8.5 (8.4)

	Asset Fair	Valuation	Unobservable
	Value	Technique	Inputs	Range % (Weighted Average)
December 31, 2023
Collateral dependent loans	$303	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 41.0 (37.5)
		Income approach	Capitalization rate	7.5 to 8.5 (8.4)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2024 and  December 31, 2023 (dollars in thousands):

	Level in	March 31, 2024		December 31, 2023
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$27,081	$27,081	$32,317	$32,317
Federal funds sold and other short-term investments	Level 1	331,400	331,400	418,035	418,035
Securities held to maturity - U.S. Treasury	Level 2	221,211	213,266	251,229	242,709
Securities held to maturity - tax-exempt and municipal	Level 3	79,540	78,385	80,294	79,389
FHLB stock	Level 3	10,211	10,211	10,211	10,211
Loans, net	Level 2	1,324,768	1,299,904	1,320,641	1,308,900
Bank owned life insurance	Level 3	54,535	54,535	54,249	54,249
Accrued interest receivable	Level 2	10,266	10,266	8,976	8,976
Financial liabilities
Deposits	Level 2	(2,284,401)	(2,286,250)	(2,415,730)	(2,417,784)
Other borrowed funds	Level 2	(20,000)	(19,566)	(30,000)	(29,354)
Accrued interest payable	Level 2	(687)	(687)	(672)	(672)
Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

The notional and fair value of derivative instruments as of March 31, 2024 and  December 31, 2023 are reflected in the following table (dollars in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
March 31, 2024
Derivative assets
Interest rate swaps	$52,832	Other Assets	$5,553

Derivative liabilities
Interest rate swaps	52,832	Other Liabilities	5,553

	Notional Amount	Balance Sheet Location	Fair Value
December 31, 2023
Derivative assets
Interest rate swaps	$54,095	Other Assets	$4,856

Derivative liabilities
Interest rate swaps	54,095	Other Liabilities	4,856

The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $5.6 million and $4.9 million as of March 31, 2024 and December 31, 2023, respectively.  The Bank has a master netting arrangement with the correspondent bank and has the right to offset, however it has elected to present the assets and liabilities gross.  The Bank is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position.  The Bank's derivative liability with the correspondent bank was $0 at both  March 31, 2024 and  December 31, 2023.  Securities pledged as collateral with fair values totaling $1.8 million were provided to the counterparty correspondent bank as of both  March 31, 2024 and December 31, 2023.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $52.8 million as of March 31, 2024 and $54.1 million at December 31, 2023. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2024	2023
Noninterest-bearing demand	$614,325	$643,035
Interest bearing demand	561,570	639,689
Savings and money market accounts	799,808	820,530
Certificates of deposit	308,698	312,476
	$2,284,401	$2,415,730

Time deposits that exceeded the FDIC insurance limit of $250,000 were approximately $82.0 million at March 31, 2024 and $93.4 million at December 31, 2023.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

			Weighted
	Advance		Average
Principal Terms	Amount	Range of Maturities	Interest Rate
March 31, 2024
Putable advance	20,000	November 13, 2024	1.81%
	$20,000

			Weighted
	Advance		Average
Principal Terms	Amount	Range of Maturities	Interest Rate
December 31, 2023
Single maturity fixed rate advance	$10,000	February 21, 2024	2.63%
Putable advance	20,000	November 13, 2024	1.81%
	$30,000

Each advance is subject to a prepayment fee if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity. These advances were collateralized by residential and commercial real estate loans totaling $480.6 million and $473.1 million under a blanket lien arrangement at March 31, 2024 and December 31, 2023, respectively. The $20.0 million putable advance at March 31, 2024 and  December 31, 2023 had a one-time put option on November 13, 2020. The FHLB did not exercise this option.  The $10.0 million single maturity fixed rate advance was paid at maturity on February 21, 2024.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Scheduled repayments of FHLB advances as of March 31, 2024 were as follows (in thousands):

2024	$20,000
2025	—
2026	—
2027	—
2028	—
Thereafter	—
$20,000

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at March 31, 2024 and December 31, 2023, and the Company had approximately $1.7 million and $1.1 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $1.8 million and $1.1 million at March 31, 2024 and December 31, 2023, respectively.

In March 2023, the Federal Reserve Bank implemented a lending facility called the Bank Term Funding Program.  This program allowed a bank to borrow against its investment portfolio, at par, with no reduction for unrealized losses.  This program expired on March 11, 2024 and the Bank did not take any advances from the program.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended March 31, 2024 and 2023 are as follows (dollars in thousands, except per share data):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Net income	$9,793	$12,004

Weighted average shares outstanding, including participating stock awards - Basic	$34,361,562	$34,297,221

Weighted average shares outstanding - Diluted	34,361,562	34,297,221

Basis and diluted earnings per common share	$0.29	$0.35

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Current	$2,269	$2,825
Deferred	80	150
	$2,349	$2,975

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Statutory rate	21%	21%
Statutory rate applied to income before taxes	$2,550	$3,146
Deduct
Tax-exempt interest income	(117)	(147)
Bank-owned life insurance	(58)	(42)
Other, net	(26)	18
	$2,349	$2,975

The realization of deferred tax assets is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. Management believes it is more likely than not that all of the deferred tax assets at March 31, 2024 will be realized against deferred tax liabilities and projected future taxable income.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31,	December 31,
	2024	2023
Deferred tax assets
Allowance for credit losses	$3,662	$3,663
Nonaccrual loan interest	13	13
Unrealized loss on securities available for sale	6,358	6,095
Other	265	262
Gross deferred tax assets	10,298	10,033
Valuation allowance	—	—
Total net deferred tax assets	10,298	10,033
Deferred tax liabilities
Depreciation	(997)	(1,003)
Prepaid expenses	(303)	(303)
Net deferred loan costs	(52)	(35)
Accretion	(1,238)	(1,139)
Other	(323)	(351)
Gross deferred tax liabilities	(2,913)	(2,831)
Deferred tax asset - net	$7,385	$7,202

There were no unrecognized tax benefits at March 31, 2024 or  December 31, 2023 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to audit by the Internal Revenue Service for years before 2020.

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK

Some financial instruments are used to meet customer financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest rate risk in excess of the amount reported in the financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates.  Collateral or other security is normally not obtained for these financial instruments prior to their use and many of the commitments are expected to expire without being used.  Standby letters of credit are conditional commitments to guarantee a customer’s performance to a third party.  Exposure to credit loss if the customer does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit.  At March 31, 2024 and  December 31, 2023, the reserve for unfunded commitments was $69,000 and was included in other liabilities in the Company's consolidated balance sheet.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	March 31,	December 31,
	2024	2023
Commitments to extend credit	$106,820	$86,209
Letters of credit	7,747	10,384
Unused lines of credit	680,108	693,392

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $0 at both  March 31, 2024 and December 31, 2023.

The Bank enters into commitments to sell mortgage backed securities, which it later buys back in order to hedge its exposure to interest rate risk in its mortgage pipeline. These commitments were approximately $500,000 at March 31, 2024 and $1.3 million  December 31, 2023, respectively.

At March 31, 2024, approximately 67.0% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates. The remainder of the commitments to make loans were at variable rates tied to prime or one month term SOFR and generally expire within 30 days. The majority of the unused lines of credit were at variable rates tied to prime or SOFR.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of March 31, 2024, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

At March 31, 2024 and December 31, 2023, actual capital levels and minimum required levels were (dollars in thousands):

							To Be Well
			Minimum		Minimum Capital		Capitalized Under
			Capital		Adequacy With		Prompt Corrective
	Actual		Adequacy		Capital Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
CET1 capital (to risk weighted assets)
Consolidated	$316,892	18.2%	$78,541	4.5%	$122,174	7.0%	N/A	N/A
Bank	308,429	17.7	78,538	4.5	122,170	7.0	$113,443	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	316,892	18.2	104,721	6.0	148,354	8.5	N/A	N/A
Bank	308,429	17.7	104,717	6.0	148,349	8.5	139,622	8.0
Total capital (to risk weighted assets)
Consolidated	334,332	19.2	139,628	8.0	183,261	10.5	N/A	N/A
Bank	325,869	18.7	139,622	8.0	183,254	10.5	174,528	10.0
Tier 1 capital (to average assets)
Consolidated	316,892	11.8	107,121	4.0	N/A	N/A	N/A	N/A
Bank	308,429	11.5	107,116	4.0	N/A	N/A	133,895	5.0

December 31, 2023
CET1 capital (to risk weighted assets)
Consolidated	$310,015	17.7%	$78,836	4.5%	$122,634	7.0%	N/A	N/A
Bank	300,943	17.2	78,825	4.5	122,617	7.0	$113,859	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	310,015	17.7	105,115	6.0	148,913	8.5	N/A	N/A
Bank	300,943	17.2	105,100	6.0	148,892	8.5	140,134	8.0
Total capital (to risk weighted assets)
Consolidated	327,457	18.7	140,153	8.0	183,951	10.5	N/A	N/A
Bank	318,385	18.2	140,134	8.0	183,925	10.5	175,167	10.0
Tier 1 capital (to average assets)
Consolidated	310,015	11.4	109,284	4.0	N/A	N/A	N/A	N/A
Bank	300,943	11.0	109,283	4.0	N/A	N/A	136,604	5.0

The Bank was categorized as "well capitalized" at March 31, 2024 and December 31, 2023.

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

At March 31, 2024, we had total assets of $2.61 billion, total loans of $1.34 billion, total deposits of $2.28 billion and shareholders' equity of $293.0 million.  For the three months ended March 31, 2024, we recognized net income of $9.8 million compared to $12.0 million for the same period in 2023. The Bank was categorized as “well capitalized” under regulatory capital standards at March 31, 2024.

We paid a dividend of $0.09 per share in the first quarter of 2024, $0.08 per share in the first three quarters in 2023, and $0.09 per share in the fourth quarter of 2023.

On April 15, 2024, the Company entered into a definitive merger agreement with Wintrust Financial Corporation (“Wintrust”) (Nasdaq: WTFC) for Wintrust to acquire the Company in an all-stock transaction.  Subject to possible adjustment as provided in the merger agreement, the aggregate purchase price to the Company's shareholders is estimated to be approximately $510.3 million, or $14.85 per share.  In the merger, each share of the Company's common stock outstanding will be converted into the right to receive merger consideration paid in shares of Wintrust common stock.

The exchange ratio used to determine the number of shares to be issued will be subject to a symmetrical $12.00 collar using a reference price of $101.03 for Wintrust common stock to establish the high and low ends of the collar.  The exchange ratio will be variable within the collar, such that if the closing price is within the collar, the aggregate value of the merger consideration will be fixed at approximately $510.3 million; and if the closing price is outside of the collar, the exchange ratio will be a fixed amount both at the high and low ends of the collar, resulting in the aggregate value of the merger consideration being variable outside of the collar.

If the closing Price is greater than or equal to $89.03 but less than or equal to $113.03, Macatawa shareholders will be entitled to receive between 0.1314 and 0.1668 shares of Wintrust common stock per share of Macatawa common stock. Macatawa shareholders will be entitled to receive 0.1668 shares of Wintrust common Stock per share of Macatawa common stock if the closing price is below $89.03, and 0.1314 shares of Wintrust common stock per share of Macatawa common stock if the closing price is above $113.03.  The “closing price” will be determined using the volume-weighted average price of Wintrust common stock as reported under the heading “Bloomberg VWAP” on the Bloomberg page for Wintrust, for each trading day during the ten trading day period ending on the second trading day prior to the closing date of the merger.

Following the effective time of the merger, the Company’s bank subsidiary, Macatawa Bank, will maintain its separate bank charter and will continue to operate under the Macatawa Bank name. Macatawa Bank will maintain a separate, legally constituted board of directors consisting of certain existing directors and new directors generally residing and doing business locally in the West Michigan community.  Completion of the merger is subject to shareholder and regulatory approvals and the satisfaction of other customary closing conditions and is expected to occur in the second half of 2024.

Additional information about the merger may be found in the Company’s Current Report on Form 8-K dated April 15, 2024, which is incorporated herein by reference.

In early March 2023, three bank failures caused concern regarding the financial condition and stability of the banking industry in general.  We believe that, due to the strength of Macatawa Bank Corporation's financial condition, there was little impact of this concern on the Company.  While our deposits decreased by $284.2 million in the first quarter of 2023, most of the decline took place prior to the bank failures noted. Our deposit base is primarily made up of many small accounts, and balances at March 31, 2024 were comprised of 46% personal customers and 54% business customers.  Our core deposits - which we define as deposits we have sourced within our local markets - represented 100% of our total deposits at March 31, 2024.  Our total deposit balance of $2.28 billion at March 31, 2024 remains elevated, reflecting a $579.0 million increase, or 34%, over pre-pandemic totals of $1.71 billion as of March 31, 2020.

Regarding our liquidity position, at March 31, 2024, the Company had $331.4 million in federal funds sold and overnight balances, $491.2 million in securities available for sale and had total additional borrowing capacity of $354.0 million, including $287.3 million in unused availability with the FHLB, $65.0 million in available fed funds facilities with correspondent banks, and  $1.7 million in availability at the FRB's Discount Window. At March 31, 2024, our uninsured deposits totaled approximately $940.6 million, or 41% of total deposits. We believe we have sufficient liquid resources to cover all uninsured deposits at March 31, 2024.

RESULTS OF OPERATIONS

Summary: Net income for the three months ended March 31, 2024 was $9.8 million, compared to $12.0 million for the same period in 2023. Net income per share on a diluted basis for the three months ended March 31, 2024 was $0.29 compared to $0.35 for the same period in 2023.

The decrease in earnings in the three months ended March 31, 2024 compared to the same periods in 2023 was due primarily to lower levels of net interest income and higher noninterest expense, partially offset by higher noninterest income.  During 2023, the Federal Reserve Bank increased the federal funds rate by 100 basis points.  Given our portfolio of assets is comprised largely of variable-rate instruments with shorter durations, our interest income was positively impacted by this rise in interest rates. At the same time, increases in interest income were offset by increases in interest expense, largely due from higher time deposit costs. Lower levels of average overnight funds in first quarter 2024, coupled with higher average balances in time deposits were the primary reason for the decrease in net interest income to $20.7 million in the three months ended March 31, 2024 compared to $22.6 million in the same period in 2023.

The provision for credit losses was $0 for the three months ended March 31, 2024, compared to $0 for the same period in 2023. We were in a slight net loan charge-off position for the three months ended March 31, 2024, with $2,000 in net loan charge-offs, compared to $33,000 in net loan recoveries in the same period in 2023. The calculated loss rate in most of our loan types has declined from the first quarter in 2023 to the first quarter of 2024, resulting in the $0 provision recorded in the first three months of 2024, despite loan growth during the first quarter of 2024.

Net Interest Income: Net interest income totaled $20.7 million for the three months ended March 31, 2024 compared to $22.6 million for the same period in 2023.  Net interest income benefited in each period as a result of the Federal Reserve Bank's federal funds rate increase campaign to combat inflation, which began in March 2022 and has risen 500 basis points since then from 0.50% at the end of March 2022 to 5.50% at the end of September 2023.

Net interest income for the first quarter of 2024 decreased  $1.9 million compared to the same period in  2023. Of this decrease, $2.1 million was from a reduction in the volume of average interest earning assets and interest bearing liabilities, partially offset by a $183,000 increase from changes in rates earned or paid. The large changes occurred in interest income on commercial loans and in overnight funds and interest expense on savings, money market and time deposit accounts. The net change in interest income for commercial loans was an increase of  $2.5 million with an increase of $1.0 million due to rate and an increase of  $1.5  million due to portfolio growth. Overnight funds partially offset this with a decrease of  $1.7 million, with a  $1.0 million increase due to changes in rate, offset by a reduction of  $2.7 million due to lower average balances compared to the first quarter of  2023. The net change in interest expense for savings and money market deposits was an increase of $1.1 million, with an increase of $1.5 million due to rate and a $377,000 decrease from lower average balances compared to the first quarter of 2023.  The net change in interest expense for time deposits was an increase of $2.7 million, with an increase of $1.1 million due to rate and an increase of $1.5 million due to higher average balances compared to the first quarter of 2023.

The cost of interest-bearing liabilities increased to 1.94% in the first quarter of 2024 compared to 1.07% in the first quarter of 2023. Increases in the rates paid on our interest-bearing checking, savings, money market and certificate of deposit accounts in response to the federal funds rate and market rate increases over the past year as well as significant growth in our certificate of deposit account balances caused the increase in our cost of funds in the first quarter of 2024.

The asset yield improved to 4.58% in the first quarter of 2024 from 4.15% in the first quarter of 2023.  The cost of funds increased to 1.94% in the first quarter of 2024 from 1.07% in the first quarter of 2023.  As a result, net interest margin decreased to 3.26% for the first quarter 2024 compared to 3.44% for the first quarter of 2023.

The following table shows an analysis of net interest margin for the three month periods ended March 31, 2024 and 2023 (dollars in thousands):

	For the three months ended March 31,
	2024			2023
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or Paid	or Cost	Balance	or Paid	or Cost
Assets
Taxable securities	$744,352	$4,428	2.38%	$765,999	$4,481	2.35%
Tax-exempt securities (1)	109,137	698	3.29	132,692	698	2.71
Commercial loans (2)	1,085,145	15,847	5.78	985,258	13,300	5.40
Residential mortgage loans	191,991	2,178	4.53	143,839	1,343	3.73
Consumer loans	56,569	1,146	8.15	57,303	1,017	7.20
Federal Home Loan Bank stock	10,211	120	4.65	10,211	65	2.55
Federal funds sold and other short-term investments	340,396	4,660	5.42	555,670	6,362	4.58
Total interest earning assets (1)	2,537,801	29,077	4.58	2,650,972	27,266	4.15
Noninterest earning assets:
Cash and due from banks	32,084			34,615
Other	78,372			72,007
Total assets	$2,648,257			$2,757,594
Liabilities
Deposits:
Interest bearing demand	$591,703	$719	0.48%	$690,246	$742	0.43%
Savings and money market accounts	800,106	4,097	2.06	903,236	3,017	1.35
Time deposits	314,831	3,405	4.35	134,401	735	2.22
Borrowings:
Other borrowed funds	25,615	129	1.99	30,000	156	2.08
Total interest bearing liabilities	1,732,255	8,350	1.94	1,757,883	4,650	1.07
Noninterest bearing liabilities:
Noninterest bearing demand accounts	609,090			732,434
Other noninterest bearing liabilities	19,170			17,117
Shareholders' equity	287,742			250,160
Total liabilities and shareholders' equity	$2,648,257			$2,757,594
Net interest income		$20,727			$22,616
Net interest spread (1)			2.64%			3.08%
Net interest margin (1)			3.26%			3.44%
Ratio of average interest earning assets to average interest bearing liabilities	146.50%			150.80%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at March 31, 2024 and 2023.
(2)

Includes loan fees of $85,000 and $148,000 for the three months ended March 31, 2024 and 2023, respectively. Includes average nonaccrual loans of approximately $1,000 and $75,000 for the three months ended March 31, 2024 and 2023, respectively.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate for the three month periods ended March 31, 2024 and 2023 (dollars in thousands):

	For the three months ended March 31,
	2024 vs 2023
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest income
Taxable securities	$(128)	$75	$(53)
Tax-exempt securities	(176)	176	—
Commercial loans	1,507	1,040	2,547
PPP loans	—	—	—
Residential mortgage loans	508	327	835
Consumer loans	(13)	142	129
Federal Home Loan Bank stock	—	55	55
Federal funds sold and other short-term investments	(2,736)	1,034	(1,702)
Total interest income	(1,038)	2,849	1,811
Interest expense
Interest bearing demand	$(113)	$90	$(23)
Savings and money market accounts	(377)	1,457	1,080
Time deposits	1,545	1,125	2,670
Other borrowed funds	(21)	(6)	(27)
Total interest expense	1,034	2,666	3,700
Net interest income	$(2,072)	$183	$(1,889)

Provision for Credit Losses: The provision for credit losses for both the three months ended March 31, 2024 and March 31, 2023 was $0.   Net loan charge-offs were $2,000 in the three months ended March 31, 2024 compared to net loan recoveries of $33,000 in the same period in 2023.  Total loans increased marginally by $3.8 million in the three months ended March 31, 2024, the economic forecast used in our calculation was unchanged from December 31, 2023 to March 31, 2024 and net charge-offs were nominal, thereby limiting the need for any provision expense in the quarter.

Gross loan recoveries were $30,000 for the three months ended March 31, 2024 and $54,000 for the same period in 2023. In the three months ended March 31, 2024, we had $32,000 in gross loan charge-offs, compared to $21,000 in the same period in 2023.

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

Noninterest Income: Noninterest income for the three month period ended March 31, 2024 was $4.7 million compared to $4.5 million for the same period in 2023. The components of noninterest income are shown in the table below (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Service charges and fees on deposit accounts	$1,003	$994
Net gains on mortgage loans	8	11
Trust fees	1,220	1,033
ATM and debit card fees	1,583	1,662
Bank owned life insurance (“BOLI”) income	274	199
Investment services fees	445	411
Other income	127	218
Total noninterest income	$4,660	$4,528

Service charges on deposit accounts increased by $9,000 in the three months ended March 31, 2024 as compared to the same period in 2023 largely due to treasury management income.  Net gains on mortgage loans were down $3,000 in the three months ended March 31, 2024 compared to the same period in 2023 as a result of changes in the volume of loans originated for sale.  Mortgage rates increased sharply throughout 2022 and throughout 2023, causing a reduction in mortgage volume.  In addition, more of our origination volume in these periods were held in portfolio.  Mortgage loans originated for sale in the three months ended March 31, 2024 were $402,000, compared to $179,000 in the same period in 2023.

Trust fees were up $187,000 in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The changes for the three months ended March 31, 2024 were largely due to changes in market valuations of underlying trust investments.  ATM and debit card fees were down $79,000 in the three months ended March 31, 2024 compared to the same periods in 2023.  BOLI income was up $75,000 in the three months ended March 31, 2024 compared to the same period in 2023, while investment services fees were up $34,000 in the three months ended March 31, 2024 compared to the same period in 2023. These variances were largely reflective of investment market conditions during these periods.  Other income was down $91,000 in the three months ended March 31, 2024 compared to the same period in 2023.  The decrease was primarily due to no rental income from other real estate owned being recognized in the 2024 period as we sold our last other real estate owned property in the first quarter of 2023.

Noninterest Expense: Noninterest expense increased by $1.1 million to $13.2 million for the three month period ended March 31, 2024 as compared to $12.2 million for the same period in 2023. The components of noninterest expense are shown in the table below (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Salaries and benefits	$6,950	$6,698
Occupancy of premises	999	1,137
Furniture and equipment	1,062	1,031
Legal and professional	664	348
Marketing and promotion	211	219
Data processing	1,084	955
FDIC assessment	330	330
Interchange and other card expense	406	384
Bond and D&O insurance	122	122
Outside services	559	469
Other noninterest expense	858	472
Total noninterest expense	$13,245	$12,165

Our largest component of noninterest expense, salaries and benefits, increased by $252,000 in the three months ended March 31, 2024 compared to the same period in 2023. This increase was primarily due to higher base compensation, higher variable compensation and higher medical costs. The table below identifies the primary components of salaries and benefits (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Salaries and other compensation	$6,178	$5,912
Salary deferral from commercial loan originations	(158)	(145)
Bonus accrual	287	287
Mortgage production - variable comp	60	58
401k matching contributions	208	211
Medical insurance costs	375	375
Total salaries and benefits	$6,950	$6,698

Occupancy expense was down $138,000 in the three months ended March 31, 2024 from the same period in 2023 due to lower building maintenance costs.  Legal and professional fees were up $316,000 in the three months ended March 31, 2024 compared to the same period in 2023 due to costs associated with strategic matters referred to legal counsel during the period, including fees related to the Company's pending merger with Wintrust Financial Corporation. Data processing expenses were up $129,000 in the three months ended March 31, 2024 compared to the same period in 2023 due to inflationary increases imposed by software providers and heavier use of electronic banking channels by our customers. Other noninterest expense was up $476,000 in the three months ended March 31, 2024 compared to the same period in 2023 largely due to the $356,000 net gain recognized on the sale of our last remaining other real estate owned property during the first quarter of 2023.

Federal Income Tax Expense: We recorded $2.3 million in federal income tax expense for the three month period ended March 31, 2024 compared to $3.0 million for the same period in 2023. Our effective tax rate for the three month period ended March 31, 2024 was 19.35% compared to 19.86% for the same period in 2023.

FINANCIAL CONDITION

Total assets were $2.61 billion at March 31, 2024, a decrease of $133.8 million from December 31, 2023. This decrease was caused primarily by a decrease in total deposits of $131.3 million at March 31, 2024 compared to December 31, 2023.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $358.5 million at March 31, 2024 compared to $450.4 million at December 31, 2023.  The decrease in these balances primarily related to a reduction in deposit balances.

Securities: Debt securities available for sale were $491.2 million at March 31, 2024 compared to $508.8 million at December 31, 2023. The balance at March 31, 2024 primarily consisted of U.S. agency securities, agency mortgage-backed securities and various municipal investments. Our held to maturity portfolio was $300.8 million at March 31, 2024 compared to $331.5 million at December 31, 2023. Our held to maturity portfolio is comprised of U.S. Treasury securities and state, municipal and privately placed commercial bonds.

We classify privately placed municipal and commercial bonds as held to maturity as they are typically non-transferable in the bond market. In addition, we generally classify short-term U.S. Treasury securities as held to maturity. Typically, the final maturity on these short-term Treasury securities is three years or less. Longer-term Treasury securities and all other marketable debt securities are generally classified as available for sale.

At March 31, 2024, the overall duration of our debt securities available for sale portfolio was 2.45 years and the overall duration of our debt securities held to maturity portfolio was 1.55 years and were similar to durations for these portfolios before the pandemic.  Net unrealized losses on debt securities available for sale increased by $1.2 million from $29.1 million at December 31, 2023 to $30.3 at March 31, 2024.  Net unrealized losses on debt securities held to maturity decreased by $325,000 from $9.4 million at December 31, 2023 to $9.1 million at March 31, 2024.  Our overall bond portfolio will provide $411.0 million in liquidity through maturities and scheduled paydowns over the next 24 months ending March 31, 2026.

Per U.S. generally accepted accounting principles, unrealized gains or losses on debt securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on debt securities held to maturity are not reflected on the balance sheet in accumulated other comprehensive income (loss).

Portfolio Loans and Asset Quality: Total portfolio loans increased by $3.8 million in the first three months of 2024 and were $1.34 billion at March 31, 2024 compared to $1.34 billion at December 31, 2023. During the first three months of 2024, our commercial portfolio decreased by $2.9 million. During the same period, our consumer portfolio increased by $621,000 and our residential mortgage portfolio increased by $6.1 million.

Mortgage loans originated for portfolio are typically adjustable rate loans as well as fixed rate loans that conform to secondary market requirements and have a term of fifteen years or less. However, given the significant increase in residential mortgage rates, we have increased the percentage of our longer term fixed rate mortgage production that we hold in portfolio as they will typically have shorter duration due to refinancings that occur when interest rates decline. Mortgage loans originated for portfolio in the first three months of 2024 decreased $34,000 compared to the same period in 2023, from $13.1 million in the first three months of 2023 to $13.1 million in the same period in 2024.

The volume of residential mortgage loans originated for sale in the first three months of 2024 increased $223,000 compared to the same period in 2023. Residential mortgage loans originated for sale were $402,000 in the first three months of 2024 compared to $179,000 in the first three months of 2023.

The following table shows our loan origination activity for loans to be held in portfolio during the first three months of 2024 and 2023, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Three months ended March 31, 2024			Three months ended March 31, 2023
		Percent of			Percent of
	Portfolio	Total	Average	Portfolio	Total	Average
	Originations	Originations	Loan Size	Originations	Originations	Loan Size
Commercial real estate:
Residential developed	$844	1.1%	$844	$125	0.1%	$63
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	—	—	—	2,779	3.1	463
Commercial development	—	—	—	—	—	—
Residential improved	9,545	12.6	367	11,852	13.1	539
Commercial improved	110	0.1	55	3,161	3.5	316
Manufacturing and industrial	9,832	13.0	983	5,364	5.9	894
Total commercial real estate	20,331	26.8	521	23,281	25.7	506
Commercial and industrial	36,303	47.8	885	47,097	52.0	1,002
Total commercial and commercial real estate	56,634	74.6	708	70,378	77.7	757
Consumer
Residential mortgage	13,050	17.2	335	13,084	14.4	262
Unsecured	—	—	—	—	—	—
Home equity	5,973	7.9	113	6,818	7.5	114
Other secured	262	0.3	20	348	0.4	29
Total consumer	19,285	25.4	184	20,250	22.3	166
Total loans	$75,919	100.0%	$410	$90,628	100.0%	$422

Overall, the commercial loan portfolio decreased $2.9 million in the first three months of 2024. During the first quarter 2024, two large commercial loan relationships totaling $32.5 million refinanced elsewhere. One was an apartment complex that finished construction and lease-up and was able to secure secondary market funding, and the other was a credit that obtained financing at terms that were not consistent with our underwriting standards. Excluding the effect of these departures, we grew our commercial portfolio by $29.6 million. Our commercial and industrial portfolio increased by $9.4 million while our commercial real estate portfolio decreased by $12.3 million in the first quarter 2024.

We also have a significant amount of unfunded commercial lines of credit, that can be drawn on by our commercial loan customers. The table below shows the total commitment, the unused portion and the percentage of unused to total commitment at March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2024	2023
Commercial - Lines of credit commitments	$903,613	$975,195
Commercial - Unused portion of lines of credit	518,323	535,642
Commercial - Unused lines of credit to total commitment	57.36%	54.93%

Total commercial lines of credit commitments decreased by $71.6 million from December 31, 2023 to March 31, 2024.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 81.2% and 81.6% of the total loan portfolio at March 31, 2024 and December 31, 2023, respectively. Residential mortgage and consumer loans comprised approximately 18.8% and 18.4% of total loans at March 31, 2024 and December 31, 2023, respectively.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	March 31, 2024		December 31, 2023
		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial real estate: (1)
Residential developed	$4,977	0.4%	$5,809	0.4%
Unsecured to residential developers	—	—	800	—
Vacant and unimproved	38,895	2.9	39,534	3.0
Commercial development	78	—	84.0	—
Residential improved	107,860	8.0	123,875	9.3
Commercial improved	261,256	19.5	260,188	19.4
Manufacturing and industrial	159,703	11.9	154,809	11.6
Total commercial real estate	572,769	42.7	585,099	43.7
Commercial and industrial	516,400	38.5	506,974	37.9
Total commercial and commercial real estate	1,089,169	81.2	1,092,073	81.6
Consumer
Residential mortgage	195,923	14.6	189,818	14.2
Unsecured	89	—	129	—
Home equity	53,751	4.0	53,039	4.0
Other secured	3,276	0.2	3,327	0.2
Total consumer	253,039	18.8	246,313	18.4
Total loans	$1,342,208	100.0%	$1,338,386	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 42.7% and 43.7% of the total loan portfolio at March 31, 2024 and December 31, 2023, respectively, and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

The non-owner occupied portion of the commercial real estate portfolio totaled $43.8 million at March 31, 2024.  Of this total, $29.7 million was secured by office property.  Within this office property category, nine loans totaling $2.0 million will come up for maturity or renewal in the next 18 months.  All of these loans secured by office property are well-secured, performing and have acceptable occupancy rates under our standards.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 14.6% of portfolio loans at March 31, 2024 and 14.2% at December 31, 2023. We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

The following table shows our residential mortgage loan portfolio broken down by fixed and variable rate (in thousands):

	March 31,	December 31,
	2024	2023
Fixed rate residential mortgage loans	$84,892	$85,431
Variable rate residential mortgage loans	111,031	104,387
Total residential mortgage loans	$195,923	$189,818

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. This portfolio increased by $621,000 to $57.1 million at March 31, 2024 from $56.5 million at December 31, 2023 and comprised 4.2% of our portfolio loans at both March 31, 2024 and December 31, 2023.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At March 31, 2024, nonperforming assets totaled $1,000, consistent with $1,000 at December 31, 2023. There were no additions to other real estate owned in the first three months of 2024 or in the first three months of 2023.  At March 31, 2024, there were no loans in foreclosure, so we expect there to be few, if any, additions to other real estate owned in the remainder of 2024.  Proceeds from sales of foreclosed properties were $2.7 million in the first three months of 2023, resulting in net realized gains on sales of  $356,000.  With the sale of foreclosed properties in the first three months of 2023, we have no remaining other real estate owned at March 31, 2024.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing and consisted of $1,000 of residential mortgage loans at March 31, 2024. As of March 31, 2024, nonperforming loans totaled $1,000, or 0.00% of total portfolio loans, compared to $1,000, or 0.00% of total portfolio loans, at December 31, 2023.

Foreclosed and repossessed assets include assets acquired in settlement of loans and totaled $0 at March 31, 2024 and December 31, 2023. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	March 31,	December 31,
	2024	2023
Nonaccrual loans	$1	$1
Loans 90 days or more delinquent and still accruing	—	—
Total nonperforming loans (NPLs)	1	1
Foreclosed assets	—	—
Repossessed assets	—	—
Total nonperforming assets (NPAs)	$1	$1
NPLs to total loans	0.00%	0.00%
NPAs to total assets	0.00%	0.00%

We adopted ASU 2022-02 effective January 1, 2023. This standard eliminated the previous troubled debt restructuring ("TDR") accounting model and replaced it with guidance and disclosure requirements for identifying modifications to loans to borrowers experiencing financial difficulty. The following table shows the balance of loans modified to borrowers experiencing financial difficulty as of March 31, 2024 (dollars in thousands):

	March 31, 2024
		Outstanding	Percentage to
	Number of	Recorded	Total
	Loans	Balance	Loans
Commercial and industrial	2	$232	0.04%
Commercial real estate	3	478	0.08%
Consumer	31	2,550	1.01%
	36	$3,260	0.24%

Allowance for credit losses: The allowance for credit losses at March 31, 2024 was $17.4 million, consistent with $17.4 million at December 31, 2023.  The allowance for credit losses represented 1.30% of total portfolio loans at March 31, 2024 and 1.30% at December 31, 2023. The allowance for credit losses to nonperforming loan coverage ratio decreased from 1,744,200.0% at December 31, 2023 to 1,700,100.0% at March 31, 2024.

We adopted the Current Expected Credit Loss ("CECL") standard effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods after January 1, 2023 are presented under CECL. The transition adjustment of the CECL adoption included an increase in the allowance for credit losses of $1.5 million, $62,000 to establish a reserve for unfunded commitments and a $1.2 million decrease to retained earnings to reflect the cumulative effect of adoption of CECL, with the $323,000 tax impact portion being recorded as part of the deferred tax asset on our Consolidated Balance Sheet.

The table below shows the changes in certain credit metrics over the past five quarters (dollars in thousands):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	December 31,	Sept 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Nonperforming loans	$1	$1	$1	$72	$75
Other real estate owned and repo assets	—	—	—	—	—
Total nonperforming assets	1	1	1	72	75
Net charge-offs (recoveries)	2	(41)	(42)	(15)	(33)
Total delinquencies	340	44	—	158	277

At March 31, 2024, we had net loan recoveries in thirty-four of the past thirty-seven quarters. Our total delinquencies were $310,000 at March 31, 2024 and $44,000 at December 31, 2023.

The allowance for credit losses decreased $2,000 at March 31, 2024 compared to December 31, 2023. Our provision for credit losses expense was $0 for the three months ended March 31, 2024 consistent with $0 for the same period of 2023. Net loan charge-offs were $2,000 for the three months ended March 31, 2024, compared to net loan recoveries of $33,000 for the same period in 2023. The ratio of net charge-offs (recoveries) to average loans was 0.00% on an annualized basis for the first three months of 2023 and -0.01% for the first three months of 2023.

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

We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (28%), followed by Manufacturing (15%) and Retail Trade (14%).

The table below breaks down our commercial loan portfolio by industry type at March 31, 2024 and identifies the percentage of loans in each type that have a pass rating within our grading system (4 or better) and criticized rating (5 or worse) (dollars in thousands):

		Percent of	Percent Grade 4	Percent Grade 5
	Total	Total Loans	or Better	or Worse
Industry:
Agricultural Products	$44,336	4.07%	100.00%	0.00%
Mining and Oil Extraction	582	0.05%	96.91%	3.09%
Construction	82,579	7.58%	99.01%	0.99%
Manufacturing	164,846	15.14%	96.98%	3.02%
Wholesale Trade	49,864	4.58%	100.00%	0.00%
Retail Trade	152,428	13.99%	99.98%	0.02%
Transportation and Warehousing	62,763	5.76%	99.97%	0.03%
Information	—	0.00%	0.00%	0.00%
Finance and Insurance	46,037	4.23%	100.00%	0.00%
Real Estate and Rental and Leasing	309,818	28.45%	99.56%	0.44%
Professional, Scientific and Technical Services	4,903	0.45%	99.90%	0.10%
Management of Companies and Enterprises	4,442	0.41%	100.00%	0.00%
Administrative and Support Services	25,772	2.37%	98.51%	1.49%
Education Services	13,408	1.23%	100.00%	0.00%
Health Care and Social Assistance	37,512	3.44%	100.00%	0.00%
Arts, Entertainment and Recreation	3,325	0.31%	91.31%	8.69%
Accommodations and Food Services	51,541	4.73%	87.00%	13.00%
Other Services	35,013	3.21%	94.66%	5.34%
Total commercial loans	$1,089,169	100.00%	98.49%	1.51%

Considering our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $13.7 million at March 31, 2024 and $14.0 million at December 31, 2023. The qualitative component of our allowance allocated to commercial loans was $11.7 million at March 31, 2024 compared to $11.9 million at December 31, 2023. Under CECL, we use historical peer loss history so the quantitative component receives a higher allocation and, with the addition of reasonable and supportable forecast assumption under CECL in choosing the historical loss period, less qualitative allocations related to economic conditions are necessary.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type. The determination of the allowance allocation percentage is based principally on peer historical loss experience under CECL. These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans. The homogeneous allowance for credit losses for consumer loans was $3.6 million at March 31, 2024 and $3.4 million at December 31, 2023.

Allowance for credit losses allocated to loans identified as collateral dependent were $14,000 at March 31, 2024  and $17,000 at December 31, 2023.

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

Premises and Equipment: Premises and equipment totaled $39.0 million at March 31, 2024, up $367,000 from $38.6 million at December 31, 2023.

Bank-Owned Life Insurance: Bank-owned life insurance increased $286,000 from December 31, 2023 to March 31, 2024 due to earnings on the underlying policies.

Deposits and Other Borrowings: Total deposits decreased $131.3 million to $2.28 billion at March 31, 2024, as compared to $2.42 billion at December 31, 2023.  We experienced a seasonal run up in business deposits in December 2023, which were withdrawn in early 2024.  We saw very little change in our deposit balances overall following the March 2023 news of certain bank failures and banking system disruption.

Our deposit base is primarily made up of many small accounts, and balances at March 31, 2024 were comprised of 46% personal customers and 54% business customers.  Within our business customer base, there is no significant specific industry concentration.  Our core deposits - which we define as deposits we have sourced within our local markets - represented 100% of our total deposits at March 31, 2024.  Our total balances of $2.28 billion at March 31, 2024 remain elevated, reflecting a $579.0 million increase, or 34%, over pre-pandemic totals of $1.71 billion as of March 31, 2020.

Non-interest checking account balances decreased $28.7 million during the three months ended March 31, 2024. Interest bearing demand account balances decreased $78.1 million and savings and money market account balances decreased $20.7 million in the three months ended March 31, 2024 largely due to seasonal runoff of account balances. Certificates of deposits decreased by $3.8 million in the first three months of 2024. We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 26.9% of total deposits at March 31, 2024 and 26.6% of total deposits at December 31, 2023.   In recent years, because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  We have begun to see some of these balances move to higher earning deposit types.  Interest bearing demand, including money market and savings accounts, comprised 59.6% of total deposits at March 31, 2024 and 60.4% at December 31, 2023. Time deposits as a percentage of total deposits were 13.5% at March 31, 2024 and 12.9% at December 31, 2023.

Deposit account balances in excess of the $250,000 FDIC insured limit totaled approximately $940.6 million, or 41% of total deposits, at March 31, 2024 and approximately $1.05 billion, or 43% of total deposits, at December 31, 2023.  We believe we have sufficient liquid resources to cover all of the uninsured balances at March 31, 2024.

Borrowed funds at March 31, 2024 consisted of $20.0 million of Federal Home Loan Bank (“FHLB”) advances. One FHLB advance totaling $10.0 million matured during the three months ended March 31, 2024. Borrowed funds at December 31, 2023 consisted of $30.0 million of FHLB advances.  At March 31, 2024, we had total borrowing capacity of $354.0 million, including $287.3 million in unused availability with the FHLB, $65.0 million in available fed funds facilities with correspondent banks, and $1.7 million in availability at the FRB Discount Window.

CAPITAL RESOURCES

Total shareholders' equity of $293.0 million at March 31, 2024 reflected an increase of $5.9 million from $287.1 million at December 31, 2023. The increase was primarily a result of net income of $9.8 million earned in the first three months of 2024, partially offset by payments of $3.1 million in cash dividends to shareholders and a negative swing of $1.0 million in accumulated other comprehensive income ("AOCI"). The negative swing in AOCI was attributable to changes in market interest rates on bonds during the first three months of 2024 causing a decrease in market value on our investment securities available for sale. The Bank was categorized as “well capitalized” at March 31, 2024. The amount of capital retained by the Bank in excess of well capitalized minimums was $151.3 million at March 31, 2024.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	March 31,	December 31,	Sept 30,	June 30,	March 31,
Macatawa Bank Corporation	2024	2023	2023	2023	2023
Total capital to risk weighted assets	19.2%	18.7%	18.7%	18.2%	18.1%
Common Equity Tier 1 to risk weighted assets	18.2	17.7	17.7	17.2	17.1
Tier 1 capital to risk weighted assets	18.2	17.7	17.7	17.2	17.1
Tier 1 capital to average assets	11.8	11.4	10.9	11.1	10.3

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

We have actively pursued initiatives to maintain a strong liquidity position.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At March 31, 2024, we held $331.4 million of federal funds sold and other short-term investments.  In addition, we had available borrowing capacity from correspondent banks of approximately $354.0 million as of March 31, 2024.  Finally, because we have maintained the discipline of buying shorter-term bond durations in our investment securities portfolio, we have $411.0 million in bond maturities and paydowns coming to us in the next 24 months ending March 31, 2026.

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit. The level and fluctuation of these commitments is also considered in our overall liquidity management. At March 31, 2024, we had a total of $680.1 million in unused lines of credit, $106.8 million in unfunded loan commitments and $7.7 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises. Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year. Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2023, the Bank paid dividends to the Company totaling $12.7 million. In the same period, the Company paid $11.3 million in dividends to its shareholders. On February 27, 2024, the Bank paid a dividend totaling $2.9 million to the Company in anticipation of the common share cash dividend of $0.09 per share paid on February 28, 2024 to shareholders of record on February 13, 2024. The cash distributed for this cash dividend payment totaled $3.1 million. The Company retained the remaining balance in each period for general corporate purposes. At March 31, 2024, the Bank had a retained earnings balance of $143.9 million.

The Company’s cash balance at March 31, 2024 was $8.2 million. The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for credit losses and the related provision for credit losses is described above in the "Allowance for Credit Losses" discussion. This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan. Unanticipated changes in these factors could significantly change the level of the allowance for credit losses and the related provision for credit losses. Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for credit losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio. As a result, we could record future provisions for credit losses that may be significantly different than the levels that we recorded in the first three months of 2024.

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At March 31, 2024, we had gross deferred tax assets of $10.3 million and gross deferred tax liabilities of $2.9 million resulting in a net deferred tax asset of $7.4 million. Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. We concluded at March 31, 2024 that no valuation allowance on our net deferred tax asset was required. Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2024 (dollars in thousands):

	Economic
	Value of	Percent	Net Interest	Percent
Interest Rate Scenario	Equity	Change	Income	Change
Interest rates up 200 basis points	$408,400	(2.58)%	$98,411	3.61%
Interest rates up 100 basis points	414,110	(1.21)	96,758	1.84
No change	419,200	—	95,011	—
Interest rates down 100 basis points	420,583	0.33	92,207	(2.95)
Interest rates down 200 basis points	413,467	(1.37)	86,628	(8.82)

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

See "Liquidity" above.

Item 4:         CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2024, the end of the period covered by this report.

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

PART II – OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchase of its own common stock during the first quarter of 2024. All employee transactions are under stock compensation plans. These include shares of Macatawa Bank Corporation common stock surrendered to satisfy tax withholding obligations that occur upon the vesting of restricted shares. The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting. The Company has no publicly announced repurchase plans or programs.

Total
	Number of	Average
	Shares	Price Paid
	Purchased	Per Share
Period
January 1 - January 31, 2024
Employee Transactions	—	$—
February 1 - February 29, 2024
Employee Transactions	—	$—
March 1 - March 31, 2024
Employee Transactions	—	$—
Total for First Quarter ended March 31, 2024
Employee Transactions	—	$—

Item 6.         EXHIBITS.

2.1	Agreement and Plan of Merger by and among Wintrust Financial Corporation, Leo Subsidiary LLC and Macatawa Bank Corporation dated April 15, 2024. Previously filed with the Commission on April 15, 2024 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 2.1. Here incorporated by reference.
3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
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

Dated: April 25, 2024