Form 10-K/A
period 2023-12-31
MACATAWA BANK CORP
filed 2024-04-29
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

10753 Macatawa Drive,Holland,Michigan49424
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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Macatawa Bank Corporation (the “Company”, “our”, "we", "us" or “Macatawa”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2023, which was originally filed on February 15, 2024 (the “Original Filing”), solely to include the information required by Part III of Form 10-K of the Original Filing and not included in the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Amendment does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed. This Amendment continues to speak as of the date of the Original Filing, and except as expressly set forth in this Amendment, does not reflect events occurring after February 15, 2024, the filing date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

Board of Directors

General

The Board of Directors currently consists of ten directors.  The Board of Directors is divided into three classes, with each class as nearly equal in number as possible.  Each class of directors serves a three-year term, with the term of one class expiring at the annual meeting in each successive year.

Qualifications and Biographical Information

The Governance Committee has not established specific, minimum qualifications for director nominees.  The Governance Committee will consider candidates for director who have the skills, experiences (whether in business or in other areas such as public service or academia), particular areas of expertise, and other characteristics to enable them to best contribute to the success of the Company.  Director nominees should possess the highest personal and professional ethics, integrity and values and must be committed to representing the long-term interests of shareholders.  Additionally, director nominees should have sufficient time to effectively carry out their duties.

Biographical information concerning the directors and the nominees for election to the Board of Directors, and the specific experience, qualifications, attributes and skills that led to the conclusion of the Governance Committee and the Board of Directors that the person should serve as a director, is presented below.  Except as otherwise indicated, each of these persons has had the same principal position and employment for over five years.

Douglas B. Padnos, male, age 69, has been a director of the Company since 2009 and a director of the Bank since 2007.  Mr. Padnos has been a leader in our business community for many years.  After 12 years in sales and sales management in the residential and contract furniture industry, he joined his family business, Padnos, a recycling company, where he has served as Executive Vice President since 1989.  He has also served as President of the Holland Area Arts Council, VP and Trustee of the Grand Rapids Art Museum and has supported other not–for-profit organizations including the Boys & Girls Club and Hospice of Holland.  Mr. Padnos is a 1977 graduate of the University of Michigan.

Richard L. Postma, male, age 73, has been a director of the Company and the Bank since 2009.  Mr. Postma is Chairman of the Board of the Company.  Mr. Postma was selected by the Board of Directors in the fall of 2009 to serve as a director and Chairman because of his stature as a successful and respected business leader in West Michigan.  Mr. Postma currently holds several leadership positions with a variety of companies, serving as Chairman of TurnKey Network Solutions, LLC, a telecommunications contractor focused on infrastructure solutions, R.T. London, Inc., a designer and manufacturer of high-quality durable furniture, and P&V Capital Holdings, L.L.C.  Mr. Postma was the Chief Executive Officer and co-founder of U.S. Signal Company, L.L.C., the Midwest's largest fiber optic carrier network. U.S. Signal Company, L.L.C. was sold in February 2023.  He served on the Board of Directors of AboveNet, Inc. (NYSE: ABVT), where he was a member of the Audit Committee, Compensation Committee, and Strategy Committee.  AboveNet, Inc. was sold and delisted by way of a sale to Zayo Communications in July of 2012.  He has also served as Co-Chairman and Chief Executive Officer of U.S. Xchange, LLC and has previously served on the Board of Directors and the Audit Committee of Choice One Communications, Inc. (NYSE: CWON).  Since joining our Company, Mr. Postma has been working very closely with other directors and the Bank's leadership team to provide strategic direction, improve shareholder value and grow Company profitability.

Jon W. Swets, male, age 58, has been a director and President and CEO of the Company and the Bank since November 1, 2023.  Prior to his appointment as a director and President and CEO, he served as Senior Vice President and Chief Financial Officer of the Company and the Bank since July 1, 2002.  Prior to joining the Company, Mr. Swets served as an audit partner at Crowe LLP.  Mr. Swets also served as Chief Financial Officer for several years at AmeriBank in Holland, Michigan until its acquisition by Fifth Third Bank.  In addition to his public accounting and banking experience, Mr. Swets has also served in his community as a director at Pine Rest Christian Mental Health Services, Grandville Calvin Christian Schools and Foundation, Camp Roger, and CRC Loan Fund.

Ronald L. Haan, male, age 70, has been a director of the Company and the Bank since 2009.  Mr. Haan was Chief Executive Officer and President of the Company and the Bank from August 2009 until his retirement from the Bank effective November 1, 2023. Mr. Haan served as Executive Vice President of Macatawa Bank from September 2005 until August 12, 2009.  Mr. Haan was appointed as a director and Co-Chief Executive Officer, Secretary and Treasurer of the Company on February 9, 2009.  In August 2009, Mr. Haan was appointed Chief Executive Officer and President of the Company and the Bank.  Prior to September 2005, Mr. Haan was employed as an Executive Vice President of Fifth Third Bank.  Mr. Haan also served as the President and Chief Operating Officer of Ottawa Financial Corporation and AmeriBank, a position held since 1989.  Mr. Haan served as a Director of Ottawa Financial Corporation, and AmeriBank.  He has been in banking since 1975 working in various capacities. In addition to banking experience, he has also served in his community by serving as a director of Pine Rest Christian Mental Health, the Barnabas Foundation, Grand Rapids Christian School Association and CRC Loan Fund, Inc.  Mr. Haan will retire as a director of the Company and the Bank when his term expires at the Company’s 2024 annual meeting of shareholders.

Nicole S. Dandridge, female, age 49, has been a director of the Company and the Bank since 2020. Ms. Dandridge is the Chief Executive Officer of VA Enterprises, LLC, located in Grand Rapids, Michigan, which operates as the office representing the Van Andel family. The core holding for the family is Amway Corporation, which was co-founded by the late Jay Van Andel.  Ms. Dandridge graduated from Michigan State University and earned her Juris Doctor from the University of Baltimore School of Law.  Ms. Dandridge is a member of the Michigan and Florida state bar associations.  Prior to joining VA Enterprises in January 2020, Ms. Dandridge was the Director of the Crystal Family Office in Miami Florida, where she was responsible for wealth and management services, strategic planning, and development and oversight of all family office functions as well as serving as its legal counsel and Chief Compliance Officer.  Prior to that she was a law professor at Michigan State University College of Law and was also a partner at the Dandridge Firm, a business and intellectual property law practice and served as legal counsel for the Black Economic Development Coalition.  Ms. Dandridge serves as a board member or officer of the VA Fund, Inc., Adabelle Capital, Knighthead Annuity's Life Assurance Company, and Knighthead Holdings, Ltd., Twinlab Consolidated Company, and Grand Action 2.0 Advisory Committee.

On November 5, 2008, the Company entered into a Board Representation Agreement with White Bay Capital, LLC, a Michigan limited liability company, under which the Company agreed to take all necessary action to cause one person designated by White Bay Capital to be elected to the Company's Board of Directors for so long as White Bay Capital continues to own shares of preferred and common stock that represent at least 3.0% of the outstanding voting shares of capital stock of the Company.  Ms. Dandridge is the director designated by White Bay Capital.

VA Enterprises, LLC and White Bay Capital, LLC are both companies directly and indirectly owned and controlled by the descendants of the late Jay Van Andel.  Ms. Dandridge receives compensation from VA Enterprises, LLC for performing a variety of duties, which routinely include representing the interests of the Van Andel family by serving as a board member or officer of a variety of entities in which the family has an interest.  Ms. Dandridge assigns all compensation she receives for service as a director and committee member of Macatawa and Macatawa Bank to White Bay Capital.  No part of Ms. Dandridge’s compensation from VA Enterprises, LLC is identified as attributable to her service as a director of Macatawa and Macatawa Bank.

Birgit M. Klohs, female, age 72, has been a director of the Company since September 2010 and a director of the Bank since 2003.  Ms. Klohs was President & Chief Executive Officer of The Right Place, Inc., located in Grand Rapids, and held these positions from 1987 until her retirement in early 2021. The Right Place, Inc. is the regional economic development organization for the retention, expansion and attraction of businesses to the West Michigan Area.  Ms. Klohs also serves on the ADAC Automotive board of directors, the Priority Health board of directors, the Aeronautics Board of Gerald R. Ford International Airport, the International Crossing Authority, the Grand Rapids Area Chamber board of directors, the Grand Action Executive Committee, and the Kent County-Grand Rapids Convention/Arena Authority.  Her past board memberships include Spectrum Health Systems, Local Development Finance Authority (SmartZone), Western Michigan University Board of Trustees, Michigan Economic Development Corporation, Grand Rapids Symphony, Economic Club of Grand Rapids, the Van Andel Public Museum, and Heart of West Michigan United Way.  Ms. Klohs has received numerous awards over her distinguished career.  Recent awards include the International Economic Development Counsel Jeffrey A. Finkle Organizational Leadership Award for 2016, recognition as one of Crain's 100 Most Influential Women in 2016, induction into the Michigan Business and Professional Association Michigan Business Women Hall of Fame in 2017, the Grand Rapids Economic Club's Business Person of the Year in 2017, the David and Carol Van Andel Leadership Award in 2017, the Western Michigan University Distinguished Alumni Award in 2017, a finalist for the Ernst & Young Entrepreneur of the Year in 2018 and named as one of the 50 Most Accomplished Women in Non-Profit Management in 2018.

Thomas P. Rosenbach, male, age 67, has been a director of the Company and the Bank since October 2010.  Mr. Rosenbach has been a Partner with Beene Garter LLP, a certified public accounting and tax consulting firm and served as Managing Partner of the firm from 1999 through 2021.  On January 1, 2022, Beene Garter LLP merged with Doeren Mayhew.  He brings over 40 years of experience in public accounting, specializing in construction, real estate, manufacturing and wholesale distribution industries.  He is active in the West Michigan community, having served on the boards of Pine Rest Christian Hospital and the Associated Builders and Contractors of West Michigan.  He previously served on the audit committee for Pine Rest Christian Hospital.

Charles A. Geenen, male, age 65, has been a director of the Company since September 2010 and a director of the Bank since 2008.  Mr. Geenen has been involved with GDK Construction Co. in Holland since 1982, previously serving as its President and is a managing partner with Geenen DeKock Properties LLC, a commercial real estate development company.  Mr. Geenen is a licensed builder and licensed real estate sales professional.  Mr. Geenen has previously served on the City of Holland Downtown Development Authority and Strategic Planning Committee and City of Holland Building Board of Appeals as well as the Trinity Christian College Board of Trustees.

Robert L. Herr, male, age 78, has been a director of the Company and the Bank since October 2010.  Mr. Herr, a former Partner with Crowe LLP, a global public accounting and consulting firm, retired in 2007 after 40 years with the firm. He has worked with private and public clients across many business sectors. Mr. Herr spent over 15 years as a member of the firm's Financial Institutions Practice, and his experience includes extensive regulatory interaction and knowledge of publicly traded bank holding companies. In addition to his client work, Mr. Herr served for six years on the firm's executive committee and was the Chair of the firm's Audit Committee for two years.  Mr. Herr also served as the Board Chair and the Chair of the Audit Committee of Agility Health, Inc. (AHI.H - Toronto NEX Exchange) which provided rehabilitation services in 18 states nationwide in a variety of settings, including outpatient clinics, hospitals, long-term care facilities and employer work sites.  Mr. Herr is active in the West Michigan community serving as a Board Member and mentor for Jandernoa Entrepreneurial Mentoring and Board Member and Treasurer of the Economic Club of Grand Rapids.  He is the past board chair of St. Mary's Health Care, YMCA of Greater Grand Rapids and Heart of West Michigan United Way and the Downtown Improvement District.  He is a past board member of Trinity Health Physician Partners, First Steps Kent, Emanuel Hospice and serves on various committees of several nonprofit organizations.  Mr. Herr was awarded the 2006 National Kidney Foundation's Galaxy Award for Business, the 2007 Michigan Association of CPA's Public Service Award, in 2009 was the initial inductee into the Academy of Outstanding Alumni, of the Department of Accountancy at Western Michigan University and in 2016 was recognized by the Haworth College of Business with an Outstanding Alumni Achievement Award.  In 2020, Mr. Herr was inducted into the Junior Achievement West Michigan Business Hall of Fame.

Michael K. Le Roy, male, age 56, has been a director of the Company and the Bank since December 2015.  Dr. Le Roy is the Owner and Principal of Michael Le Roy Associates, LLC, an executive and board governance advisory service for private sector companies, non-profit organizations, and higher education institutions. Dr. Le Roy is the former President of Calvin University. Dr. Le Roy joined Calvin University in 2012, after serving as the Executive Vice President, Academic Affairs and Dean of Faculty for Whitworth University and earlier as a department chair and associate professor of political science and international relations at Wheaton College.  Dr. Le Roy retired from his position at Calvin University effective June 30, 2022.  Dr. Le Roy has been a speaker at the Council of Independent Colleges, the American Council on Education, and the Council for Christian Colleges and Universities on themes of organizational effectiveness, change management, governance, transparency, risk, and crisis management. He has also presented at continuing education seminars on governance, higher education finance, risk management, and audit. Dr. Le Roy serves as an ex-officio member of the Calvin University audit committee, and also served as a member of the board of directors of Michigan Independent Colleges and Universities.

Corporate Governance

Corporate Governance Policy

As part of its continuing efforts to improve corporate governance, the Board of Directors has adopted a comprehensive Corporate Governance Policy.  The policy is designed to promote accountability and transparency for the Board of Directors and management of the Company.  The policy contains guidelines regarding the responsibilities, membership, and structure of the Board of Directors, including policies addressing:

●	Board leadership;
●	Director independence, qualifications, diversity, education, retirement, evaluation and conflicts of interest; and
●	Majority vote requirement for uncontested elections

The policy also contains guidelines for other significant corporate governance matters, such as the Board of Directors' responsibility for risk management and succession planning.  The Corporate Governance Policy is available at the Company's website, www.macatawabank.com, under the "Investor Relations/Company Overview/Governance Documents" section.

Meetings of the Board of Directors

The Company's Board of Directors had twelve meetings in 2023.  During 2023, each director attended at least 75% of the aggregate number of meetings of the Board and Board committees on which he or she served.  The Company encourages members of its Board of Directors to attend the annual meeting of shareholders.  All of the directors serving at May 2, 2023 attended the Company's 2023 annual meeting held on that date.

Meetings of Independent Directors

The Company's independent directors meet periodically in executive sessions without any management directors in attendance.  If the Board of Directors convenes a special meeting, the independent directors may hold an executive session if the circumstances warrant.

Director Nominations

The Governance Committee is responsible for identifying and recommending qualified individuals to serve as members of the Company's Board of Directors.  The Governance Committee has not established any specific, minimum qualifications for director nominees.  The Governance Committee will consider candidates for director who have the skills, experiences (whether in business or in other areas such as public service or academia), particular areas of expertise, and other characteristics to enable them to best contribute to the success of the Company.  Director nominees should possess the highest personal and professional ethics, integrity and values and must be committed to representing the long-term interests of shareholders.  Additionally, director nominees should have sufficient time to effectively carry out their duties.  The Governance Committee considers candidates based on their experience and expertise as well as demographics to appropriately reflect the diversity and makeup of our community and shareholders.  At least annually, the Governance Committee must assess the specific experience, qualifications, attributes, skills and contributions of each director and nominee to determine whether each director and nominee should serve, or continue to serve, as a director in light of the Company's business and structure.

The Company's Articles of Incorporation contain certain procedural requirements applicable to shareholder nominations of directors.  Shareholders entitled to vote in the election of directors may nominate a person to serve as a director if they provide written notice to the Company not later than sixty nor more than ninety days prior to the first anniversary date of the preceding year's annual meeting, in the case of an annual meeting, and not later than the close of business on the tenth day following the date on which notice of the meeting was first mailed to shareholders, in the case of a special meeting.  The notice must include (1) the name and address of the shareholder who intends to make the nomination and of the person or persons nominated, (2) a representation that the shareholder is a current record holder of stock entitled to vote at the meeting and will continue to hold those shares through the date of the meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (3) a description of all arrangements between the shareholder and each nominee and any other person pursuant to which the nomination is to be made by the shareholder, (4) the information regarding each nominee as would be required to be included in a proxy statement filed under Regulation 14A of the Securities Exchange Act of 1934 had the nominee been nominated by the Board of Directors, and (5) the consent of each nominee to serve as a director of the Company if elected.  Shareholders may propose nominees for consideration by submitting the required information in writing to: Jon W. Swets, Secretary, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, MI 49424-3119.

The Governance Committee will consider every shareholder nomination of a director that complies with the procedural requirements of the Company's Articles of Incorporation and report each such nomination and the Governance Committee's recommendation to the full Board of Directors.  The Governance Committee may also, in its discretion, consider shareholders' informal recommendation of possible nominees.

The Board of Directors and Governance Committee do not currently use the services of any third party search firm to assist in the identification or evaluation of board member candidates.  However, the Governance Committee has the authority to use such a firm in the future if it deems necessary or appropriate.

Leadership Structure

Currently, the Company's Chairman of the Board and Chief Executive Officer are separate positions in recognition of the difference between the two roles.  The Chairman of the Board leads the Board of directors in adopting an overall strategic plan for the Company, sets the agenda for the meetings of the Board of Directors, presides over all meetings of the Board of Directors, and provides guidance to the Chief Executive Officer.  The Chief Executive Officer implements the strategic plan for the Company as adopted by the Board of Directors and leads the Company, its management and its employees on a day-to-day basis.  Because of these differences, the Company currently believes keeping the Chairman of the Board and Chief Executive Officer as separate positions is the appropriate leadership structure for the Company.

Oversight of Risk Management

The Company is exposed to a variety of risks and undertakes at least annually an enterprise risk management review to identify and evaluate these risks and to develop plans to manage them effectively.  During 2023, the Bank's enterprise risk management responsibilities were managed by the Chief Operating Officer, Chief Financial Officer, Chief Credit Officer and the Chief Risk Officer.

The Board of Directors, and the Audit Committee under authority and responsibility delegated by the Board of Directors, play a key role in the oversight of the Company's risk management.  To that end, the Board of Directors or the Audit Committee must periodically require and receive direct reports from the persons holding the following positions (which may be combined):

●	Chief Operating Officer
●	Chief Financial Officer
●	Chief Risk Officer
●	Independent Auditor
●	Chief Credit Officer

The Audit Committee, which is composed entirely of independent directors, has authority and responsibility to oversee the Company's internal audit function, and the risk management and loan review functions of the Bank.  Specifically, the Committee has the authority and responsibility to:

●	Oversee each function, including its personnel, resources, organizational structure, and relationship to the Company's overall business objectives.
●	Review the independence of the officers responsible for each function.
●
Inquire into whether the officers responsible for each function have sufficient authority, support, resources, and the necessary access to Company personnel, facilities and records to carry out their work.

●	Review reports of significant findings and recommendations and management's corrective action plans.
●	Establish and maintain channels for the officers responsible for each function to communicate directly with the Committee.
●	Review the performance of the officers responsible for each function.

The Chief Operating Officer, Chief Financial Officer, Chief Credit Officer and Chief Risk Officer meet with the Audit Committee on a quarterly basis to discuss the risks facing Macatawa, and highlight any new risks that may have arisen since they last met.

The Company has appointed the Chief Risk Officer as the key individual within the Company responsible for independent oversight of the Risk Management process, with direct functional and administrative reporting to the Audit Committee.  The Chief Risk Officer attends Audit Committee and Board of Directors meetings to discuss and report on the risks facing Macatawa.  The Chief Risk Officer works closely with members of management, including the President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Credit Officer, Chief Retail Banking Officer, Chief Technology Officer, Human Resources Manager, outside legal counsel, and others.

The Chief Operating Officer, Chief Financial Officer, Chief Retail Banking Officer and Chief Risk Officer attend regular, monthly meetings of the Board of Directors and report on credit metrics and risks facing the Bank.

The Loan Review function reports functionally to the Audit Committee and administratively to the Chief Risk Officer.

Majority Voting

The Board believes that the Company and its shareholders are best served by having directors who enjoy the confidence of the Company's shareholders.  If any director receives a greater number of votes "withheld" than votes "for" election in an uncontested election at an annual meeting of shareholders (a "Majority Withheld Vote"), then the Board will presume that such director does not have the full confidence of the shareholders.  A director receiving a Majority Withheld Vote must promptly offer his or her resignation from the Board to the Governance Committee upon certification of the shareholder vote.  The resignation will be effective if and when accepted by the Governance Committee.

The Governance Committee, which consists entirely of independent directors, will promptly consider the acceptance of the director's offer of resignation.  The director at issue will not participate in the consideration of or the vote on the offer of resignation.

The Governance Committee is expected to consider and vote upon acceptance or rejection of the offer of resignation in its sole discretion not later than the day of the next regularly scheduled meeting of the Board, which is held more than one week after the annual meeting of shareholders.  The Governance Committee is expected to evaluate whether or not the Majority Withheld Vote represented a failure of confidence in the director by the shareholders.  Examples of reasons why the Governance Committee may decline to accept a resignation include, but are not limited to, a conclusion that votes were withheld because of an identifiable cause that has subsequently been adequately addressed or a belief that the Majority Withheld Vote is attributable to technical issues or deficiencies in the proxy solicitation process.

The Company will disclose the Governance Committee's decision regarding the director's offer of resignation (and the reasons for rejecting the resignation offer, if applicable) in an appropriate filing with the SEC.

Term Limits

The Company does not have predetermined term limits for directors.  The Governance Committee will evaluate each director's continued services on the Board annually.  In connection with each nomination for re-election, each director will have an opportunity to confirm his or her desire to continue as a member of the Board.

Retirement

The Board of Directors believes that it is generally appropriate for directors to retire before the age of 70.  The Board of Directors recognizes, however, that the wisdom, experience and contribution of a director aged 70 years or older could benefit the Board and the Governance Committee may, in its discretion, nominate a director for re-election after his or her 70th birthday.

Change in Employment or Independence

Directors recognize that they have been chosen for nomination or appointment to the Board of Directors in part because of the knowledge and insight they gain on a continuing basis from their active employment in their current positions and for the public respect they bring to the Company and its Board of Directors because of the positions they hold in the business community.  A director who experiences a material change in his or her employment status must inform the Governance Committee as soon as practicable and is expected to promptly offer his or her resignation as a director to the Governance Committee.  The Governance Committee will consider and vote upon acceptance or rejection of the director's offer in its sole discretion, excluding the affected director from consideration of and voting on acceptance of the resignation.

An independent director who ceases to be an independent director under Nasdaq Listing Rules for any reason must inform the Governance Committee as soon as practicable and is expected to promptly offer his or her resignation as a director to the Governance Committee.  The Governance Committee will consider and vote upon acceptance or rejection of the director's offer in its sole discretion, excluding the affected director from consideration of and voting on acceptance of the resignation.

Other Board Memberships

Each executive officer of the Company must notify the Governance Committee before serving as a member of the board of directors of any other business organization.  The Governance Committee will review executive officers' membership on external boards of directors at least annually.  The Governance Committee may limit the directorships for any executive officer if it believes that they will interfere with the executive officer's responsibilities to the Company.

Shareholder Communication with Directors

The Company provides a process for shareholders to send communications to the Board of Directors.  Such communications should be directed to Jon W. Swets, Secretary, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, Michigan 49424.  The Secretary of the Company, or the Secretary's delegates, have discretion to adopt policies and procedures to implement and administer this communication process.  Shareholder communications may be directed to the Board of Directors, a committee of the Board of Directors or to specific individual directors.  The Secretary has discretion to screen and not forward to directors, communications which the Secretary determines in his or her discretion to be communications unrelated to the business or governance of the Company and its subsidiaries, commercial solicitations, offensive, obscene or otherwise inappropriate.  The Secretary must, however, collect and organize all shareholder communications which are not forwarded, and such communications must be available to any director upon request.

External Communications

The Board believes that the Chairman of the Board and management of the Company should speak for the Company.  Individual Board members who are not the Chairman of the Board or officers should not communicate with outside parties regarding corporate matters unless authorized by the Board, the Chairman of the Board or management.  If so authorized, Board members may communicate with various constituencies that are involved with the Company, subject to applicable law and the Company's policies regarding the disclosure of information.

Code of Ethics

The Board of Directors has adopted a comprehensive Code of Ethics.  The code is intended to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●	Full, fair, accurate, timely and understandable disclosure in documents the Company files with, or submits to, the SEC and in all public communications made by the Company;
●	Compliance with applicable governmental laws, rules and regulations; and
●	Prompt internal reporting to designated persons of violations of the code.

The Code of Ethics is available upon request by writing to the Chief Financial Officer, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, Michigan 49424 and is also available on the Company's website, www.macatawabank.com, under the "Investor Relations/Company Overview/Governance Documents" section.

Problem Resolution Policy

The Company strongly encourages employees to raise possible ethical issues.  We maintain a problem resolution hotline to receive reports of ethical concerns or incidents, including, without limitation, concerns about accounting, internal controls or auditing matters.  Users of the hotline may choose to remain anonymous.  We prohibit retaliatory action against any individual for raising legitimate concerns or questions, or for reporting suspected violations.

Anti-Hedging Policy

The Company has an anti-hedging policy that prohibits the Company’s employees, officers, and directors from, directly or indirectly, purchasing any financial instrument or entering into any transaction that is designed to hedge or offset any decrease in the market value of the Company’s stock (including but not limited to, short-selling, equity swaps, collars, exchange funds, put or call options, or prepaid variable forward contracts).

Insider Trading Policy

The Company has adopted an insider trading policy that prohibits directors, officers, employees or any of their immediate family members from purchasing, selling, or offering to purchase or sell, any Company security while in possession of material nonpublic information about the Company. The policy also prohibits such individuals from communicating that information to any other person without the Company’s authorization.  As part of the policy, the Company has instituted blackout periods for directors, officers, and certain other employees, and requires pre-clearance of all transactions in any Company security by such persons.

The Company also has established procedures requiring its officers and directors to identify the adoption of any Rule 10b5-1 plans and non-Rule 10b5-1 trading arrangements for disclosure of the material terms of such plans.  At December 31, 2023, no such plans have been identified by any of the Company’s directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers and persons who beneficially own more than 10% of the outstanding shares of the Company’s common stock to file reports of ownership and changes in ownership of shares of common stock with the SEC. Based solely on our review of Forms 3, 4, and 5 filed electronically with the SEC during the Company’s most recent fiscal year, or written representations from certain reporting persons that no reports on Form 5 were required for those persons for 2023, we believe that all required reports were filed by such persons on a timely basis during the last fiscal year, except as follows: Bryan Barker filed a late initial statement of beneficial ownership of securities.

Board Diversity

The Board believes that the Company and its shareholders are best served by having a Board of Directors that brings a diversity of education, experience, skills, and perspective to Board meetings.  The Governance Committee and the Board of Directors will consider such diversity in identifying director nominees.  There are no specific or minimum qualifications or criteria for nomination for election or appointment to the Board.

The table below provides information with respect to how each of our directors self-identifies with respect to gender, race and ethnicity and LGBTQ+ status.

Board Diversity Matrix (as of April 26, 2024)
Total Number of Directors	10
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	8	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	1	8	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	1

Executive Officers

Our executive officers are appointed annually by, and serve at the pleasure of, the Board of Directors or the Chief Executive Officer.

Biographical information for Mr. Swets is included above under "Board of Directors".  The following sets forth biographical information concerning our executive officers who are not directors:

Craig A. Hankinson, age 56, was appointed to the position of Chief Operating Officer of the Company and the Bank on February 1, 2017.  He served as the Senior Vice President and Chief Credit Officer of the Company and the Bank from November 2010 through January 2017.  Mr. Hankinson has 35 years of banking experience in the West Michigan and broader Midwest regional market.  Before joining the Company in 2010, he served as Senior Credit Officer of the business banking group for Fifth Third Bank.  Previously, he served as Senior Affiliate Credit Officer, also with Fifth Third Bank, where he directed a commercial loan portfolio comprising middle market, commercial real estate and business banking credit relationships.  Earlier in his career, he held retail, private and commercial banking positions with AmeriBank and Comerica Bank.

Jill A. Walcott, age 58, has been Senior Vice President of the Company since 2002 and is currently Senior Vice President, Chief Retail Banking Officer of the Bank.  Ms. Walcott began with the Bank in 1997 as Vice President, Branch Administrator and was promoted to Senior Vice President in 2002.  Current areas of oversight include Branch Administration, Deposit Operations, Retail Lending and Marketing.  Ms. Walcott also serves on the board of directors for Fredrick Meijer Gardens and Michigan Turkey Producers.

ITEM 11:	Executive Compensation.

Executive Compensation

Compensation Discussion and Analysis

This section discusses material elements of the Company's compensation of the named executive officers and other matters relevant to the Company's compensation program.

Overview. The Compensation Committee (the "Committee") assists the board of directors in discharging its responsibilities relating to executive compensation and in fulfilling its responsibilities relating to Macatawa's compensation and benefit programs and policies. The Committee has the authority and responsibility to, among other things: determine and oversee the Company's executive compensation philosophy, structure, policies and programs; assess whether the Company's compensation structure establishes appropriate incentives for officers and employees; administer or make recommendations to the Board of Directors with respect to compensation and benefit plans; approve stock incentive awards under the Company's stock incentive plans; and recommend to the Board of Directors for approval the base salary and long-term incentive compensation award opportunities of the executive officers. The Committee currently consists of six directors, all of whom are independent under Nasdaq Listing Rules and SEC rules and regulations. The Committee receives recommendations from Macatawa's Chief Executive Officer regarding the compensation of executive and senior management (other than the compensation of the Chief Executive Officer).

Comparative Analysis. In 2023, the Company engaged McLagan, AON Hewitt, an independent compensation consultant, to provide a market analysis of the Company's compensation practices. This analysis covered base salary, annual incentives, total cash compensation, long-term incentives, and total compensation for approximately 165 positions (approximately 350 individuals) including positions comparable to those of the three named executive officers. The analysis included a comparison of Macatawa's compensation programs against financial service companies that are similar to the Company in size and scope of operations as reported in the McLagan Financial Services Compensation Survey.  This consultant was not selected or engaged by the Compensation Committee and was not engaged to and did not provide advice or recommendations to the Compensation Committee and, although the Compensation Committee had access to the data in the study and considered that data in its compensation decisions, this consultant was not engaged for the purpose of developing or providing an analysis for the Compensation Committee.  McLagan did not provide any other services to Macatawa in 2023.  Because of the objective nature and broader purpose of this survey, the Compensation Committee does not consider any risk of conflict of interest to be a material consideration.

In 2023, the Company considered this information to help inform its decision-making process to establish total compensation levels that it believes are competitive and in line with the market.

Compensation Philosophy and Objectives.  Macatawa's philosophy is to maximize long-term shareholder return consistent with its commitments to maintain the safety and soundness of the institution and provide the highest possible level of service at a fair price to the customers and communities that it serves. To do this, the Committee believes the Company must provide competitive salaries and appropriate incentives to achieve long-term shareholder return.  The Company's executive compensation policies are designed to achieve four primary objectives:

●	provide incentives for achievement of long-term shareholder return;

●	align the interests of management with shareholders to encourage continuing increases in shareholder value;
●	attract and retain well-qualified executives who will lead the Company and inspire superior performance; and
●	provide incentives for achievement of corporate goals and individual performance.

The Committee's goal is to effectively balance salaries with compensation that is performance-based commensurate with an executive officer's individual management responsibilities and contribution to corporate objectives. The portion of total compensation that is based on corporate performance and long-term shareholder return increases as an executive officer's responsibilities increase.

The Committee has considered the potential risks arising from the Company's compensation policies and practices for all employees and does not believe the risks from those compensation policies and practices are reasonably likely to have a material adverse effect on the Company. The Committee believes that the Company's total compensation program drives the appropriate behaviors in management, is competitive in the marketplace and fairly distributes the earnings of the Company to the shareholders and to the employees.

The Company currently provides its shareholders with the opportunity to cast an annual advisory vote to approve executive compensation (a "Say-on-Pay proposal"). At the Company's annual meeting of shareholders held in May 2023, a substantial majority of the votes cast on the Say-on-Pay proposal at that meeting were voted to approve the Company's executive compensation for 2022. The Committee believes this affirms shareholders' support of the Company's approach to executive compensation. In light of the voting results, the Company did not materially change its approach in 2023. The Committee will continue to consider the outcome of advisory votes on the Company's Say-on-Pay proposals when making future compensation decisions for the named executive officers.

Elements of Compensation

Macatawa's executive compensation program has consisted primarily of the following elements: (i) base salary and benefits; (ii) awards of longer-term equity-based incentives in the form of restricted stock; and (iii) participation in the Company's retirement plans. All executive and senior management of Macatawa and the Bank are eligible to participate in the same executive compensation plans that are available to the Chief Executive Office. Each component of compensation is intended to accomplish one or more of the compensation objectives discussed above.

Base Salary and Benefits. To attract and retain officers with exceptional abilities and talent, annual base salaries are set to provide competitive levels of compensation. The Committee determines base salaries by considering a variety of factors, including individual and corporate performance and achievements, the strategic value of the position and current compensation practices of other peer group bank companies. While the Committee considers all of these factors, it ultimately determines annual base salaries in its judgment, based on what it considers to be reasonable and appropriate for the Company.

Longer-Term Equity-Based Incentives. A portion of compensation is also linked to individual and corporate performance through restricted stock compensation awards. Other forms of equity-based compensation may be awarded by the Committee. Awards under Macatawa's equity-based compensation plan are designed to:

●	more closely align the executive officer with shareholder interests;
●	reward executive officers for individual and corporate performance and for building shareholder value; and
●	provide executive officers the opportunity to build ownership in the Company.

The Committee believes that stock ownership by management is beneficial to shareholders. The Committee administers all aspects of equity based compensation and also has authority to determine the individuals to whom and the terms upon which equity-based compensation awards are granted.

The Company uses a market-competitive formula approach for awarding equity-based compensation. For each named executive officer, the Committee establishes a target range for equity-based compensation based on a percentage of base salary. For 2023, the awarded percentage of base salary for each named executive officer was within the target ranges and as follows: Mr. Swets - 26%, Mr. Hankinson - 24%, Ms. Walcott – 23%.

The Committee considers each named executive officer's position and its attendant duties, responsibilities and authority when setting the target equity compensation value. The Company calculates the number of longer-term equity-based incentive awards granted utilizing the fair value of the awards as of the date of grant in accordance with the same standard applied for financial accounting purposes.

Ultimately, the Committee retains discretion to award equity-based compensation at levels it determines in its judgment based on a number of factors, including individual and corporate performance.

In 2023, the Committee granted 27,521 restricted shares to the named executive officers. The restricted shares vest equally over three years.  Shares will vest if the executive officer is fully employed with the Company at the time of vesting.

Retirement Plans. The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  The Company’s contribution is set using a matching formula of 100% on the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company’s contributions were approximately $790,000 and $755,000 for 2023 and 2022, respectively.

Discretionary Bonuses. The Committee may award discretionary bonuses to executive officers on a case-by-case basis to reward the individual for the Company's overall performance, taking into consideration individual performance.  No discretionary bonuses were approved for the named executive officers in 2022 or 2023.

Change in Control Agreements.  The Company has entered into Change in Control Agreements with its Chief Executive Officer, Chief Operating Officer, Chief Retail Banking Officer, Chief Credit Officer (Jason Birchmeier) and Chief Financial Officer (Bryan Barker).  The Change in Control Agreements are "double trigger" agreements, which provide for specified payments and benefits in the event that a change in control of Macatawa occurs and the individual officer's employment is terminated in connection with the change in control.  The Committee and the Board of Directors believe that change in control agreements for its Chief Executive Officer, Chief Operating Officer, Chief Retail Banking Officer, Chief Credit Officer and Chief Financial Officer are appropriate because if the Board of Directors determines in the future to pursue a strategy which will result in a change in control of the Company, these five officers would be most likely to have their employment adversely affected by a change in control and would be essential to an effective and successful conclusion of a change in control transaction.  The double trigger format was selected because it was considered to be the format most consistent with corporate and shareholder interests.

Pursuant to the Change in Control Agreements, the executive will receive severance benefits if, within six months before or twenty-four months after a change in control of the Company, the executive is terminated by the Company without cause or terminates employment for good reason. Upon the occurrence of this event, Mr. Swets and Mr. Hankinson would be entitled to a lump sum cash payment equal to 1.5 times their average compensation.  Ms. Walcott, Mr. Birchmeier and Mr. Barker would be entitled to a lump sum cash payment equal to 1.0 times their average compensation.  For this purpose, average compensation is equal to the three year average of annual base salary, cash bonuses, if any, and the fair market value of restricted stock awards averaged over the last three completed calendar years.  The combined amount of any cash bonus paid and grant date fair value of restricted stock awarded to be included in the formula for any year for the purpose of computing average compensation is limited to an amount not exceeding 75% of base salary for that year.  If the Company implements a cash incentive bonus plan, the executive would also receive a prorated cash bonus for the year of termination based on target performance for the year in which the termination occurs. Each Change in Control Agreement includes a Section 280G cap that limits payments under the agreement as necessary to avoid tax penalties under Section 280G of the Internal Revenue Code.

Receipt of the executive's severance benefits is conditioned on obtaining a release and resignation from all of the executive's positions with the Company and Macatawa Bank. Additionally, each Change in Control Agreement includes non-competition provisions prohibiting employment with a competitor for a period of eighteen months for Mr. Hankinson and six months for Mr. Swets, Ms. Walcott, Mr. Birchmeier and Mr. Barker. The Change in Control Agreements also prohibit solicitation of the Company's customers and employees for a period of eighteen months for Mr. Hankinson and Mr. Swets and for a period of six months for Ms. Walcott, Mr. Birchmeier and Mr. Barker.

Incentive-Based Compensation Recoupment Policy.  The Company has adopted an incentive-based compensation recoupment policy.  This policy, commonly called a "clawback policy", requires that in the event that the Corporation is required to prepare an accounting restatement of its financial statement due to material non-compliance with any financial reporting requirement, the Committee will recover excess incentive compensation that was awarded, earned, vested or paid, in whole or in part, on the Company's attainment of a financial reporting measure during the three completed fiscal years immediately preceding the date on which the corporation was required to prepare an accounting restatement.  The Company did not grant any form of compensation that was earned or vested based on attainment of specific financial reporting measures in 2022 or 2023.  A copy of the compensation recovery policy is available in the "Investor Relations/Governance/Governance Documents" section of our website, www.macatawabank.com.

Retirement Agreement. Mr. Haan announced his retirement effective November 1, 2023.  In connection with his retirement, Mr. Haan and the Company entered into an Executive Retirement, Transition and Release Agreement (the “Retirement Agreement”).  The Retirement Agreement calls for Mr. Haan to continue in his role as Director of both the Company and Bank through the remainder of his term, which expires at the Company’s 2024 annual meeting of shareholders.  The Retirement Agreement also provides, among other things: Mr. Haan will serve as a consultant, with a title of Retired President and Senior Business Advisor, through November 1, 2024; Mr. Haan will receive a transition payment of $1.1 million payable in twelve equal monthly installments; Mr. Haan’s unvested shares of restricted stock fully vested upon his retirement pursuant to the terms of Macatawa’s stock incentive plan; Mr. Haan will not be entitled to any other payments or compensation in connection with his employment with Macatawa; Mr. Haan has agreed to release any and all claims arising out of his employment with Macatawa; and Mr. Haan has agreed to customary non-disparagement, non-competition, non-solicitation and confidentiality restrictive covenants.

Summary Compensation Table

The following table shows information concerning the compensation earned by the Chief Executive Officer and each of the Company's two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of December 31, 2023 (the officers identified in the table below are referred to in this proxy statement as the "named executive officers").

	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Nonequity Incentive Plan Compen- sation	All Other Compensation ($)(3)	Total ($)

Jon W. Swets	2023	410,417	0	104,996	0	0	15,522	533,935
Chief Executive Officer and President and a director of the Company and the Bank	2022	370,000	0	84,990	0	0	14,522	469,512

Craig A. Hankinson	2023	398,750	0	94,990	0	0	15,522	509,262
Senior Vice President of the Company and Chief Operating Officer of the Bank	2022	370,000	0	84,990	0	0	14,522	469,512

Jill A. Walcott	2023	308,333	0	69,994	0	0	10,630	388,957
Senior Vice President of the Company and Chief Retail Banking Officer of the Bank	2022	282,500	0	45,000	0	0	9,711	337,211

Ronald L. Haan (4)	2023	479,170	0	0	0	0	205,946	685,113
Retired Chief Executive Officer and President and a director of the Company and the Bank	2022	540,000	0	124,992	0	0	19,058	684,050

(1)	Includes salary deferred under the Company's 401(k) plan.
(2)
Amounts in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718 (formerly FAS 123R).  Assumptions used in the calculation of these amounts are included in the Notes to the Company's audited financial statements for the year ended December 31, 2023.  The stock awards granted on November 16, 2023, vest at a rate of one-third each year beginning on November 16, 2024, and fully vest on November 16, 2026.  Before vesting, the shares are subject to restrictions as provided in the Macatawa Bank Corporation Stock Incentive Plan of 2015.

(3)
Includes term life insurance premiums paid for the benefit of the named executive officers and employer contributions to the Company's 401(k) plan. Employer contributions to the Company's 401(k) plan for Mr. Haan were $13,200 in 2023 and $12,200 in 2022.  Employer contributions to the Company’s 401(k) plan for Mr. Swets were $13,200 in 2023.  Includes two months of retirement payout for Mr. Haan in accordance with his retirement agreement effective November 1, 2023.

(4)	Mr. Haan entered into a Retirement Agreement with the Company effective November 1, 2023. Salary amounts shown are for January 1, 2023 through October 31, 2023. Payouts under the retirement agreement for November 1 through December 31, 2023 are shown in All Other Compensation.

Median to Principal Executive Officer Compensation "Pay Ratio"

Section 953(b) of the Dodd-Frank Act requires disclosure of the ratio of the Company's principal executive officer's total annual compensation to the Company's "median employee" total annual compensation, also known as "pay ratio".  For 2023, our "median employee" was determined by taking the roster of all persons employed by the Company or its subsidiaries, whether as full-time, part-time, seasonal, or temporary employees, as of December 31, 2023, excluding the principal executive officers, and using annual compensation amounts, identifying the individual at the midpoint of the roster.  Annual compensation for this purpose included base compensation, cash bonus, stock awards, equity compensation, term insurance premiums and 401(k) employer contributions.  Based on this analysis, total median employee compensation amounted to $47,123 for 2023.  Compared to our principal executive officers (Mr. Haan from January 1, 2023 through October 31, 2023 and Mr. Swets from November 1, 2023 to December 31, 2023) total annual compensation of $690,109 for 2023, the pay ratio was 14.6 to 1 for 2023.

Grants of Plan-Based Awards

The Company grants restricted stock awards to officers as part of their overall compensation package.  These awards are granted in mid-November each year and are based on the employee’s overall compensation level, with consideration to prior year awards in terms of dollar value.  These awards are granted by the Board’s Compensation Committee and do not factor in material nonpublic information when determining the timing and terms of an award, as they are determined as part of the officer’s overall compensation.

The following table provides information concerning shares of restricted stock granted during 2023.  No other types of plan-based awards were granted during 2023.

		Stock Awards: Number of Shares of Stock or Units (1) (#)	Grant Date Fair Value of Stock Awards (2) ($)
Name	Grant Date
Jon W. Swets	11/16/2023	10,703	104,996
Craig A. Hankinson	11/16/2023	9,683	94,990
Jill A. Walcott	11/16/2023	7,135	69,994

(1)
Shares of restricted stock which vest at a rate of one-third each year on the award date anniversary over three years. Before vesting, the shares are subject to restrictions as provided in the Macatawa Bank Corporation Stock Incentive Plan of 2015.  Restricted stock that does not vest will be forfeited.

(2)	Amounts in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718 (formerly FAS 123R).

Stock Vested

The following table provides information concerning shares of restricted stock vested during 2023.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized On Vesting ($)(2)(3)
Ronald L. Haan	23,079	211,404
Jon W. Swets	7,795	73,485
Craig A. Hankinson	8,604	81,130
Jill A. Walcott	4,579	43,178

(1)
The number of shares shown is the gross number of shares covered by awards vested. Shares for the required tax withholding (if elected by the officer) may be deducted from the gross number of shares vested, resulting in a smaller number of shares issued.

(2)
The dollar values reported in this column (except for Mr. Haan’s) were calculated using the closing price of Macatawa's common stock on vesting dates of November 9, 2023, November 10, 2023 and, November 11, 2023 at $9.38, $9.45 and $9.45 per share, respectively.

(3)	In connection with his Retirement Agreement, effective November 1, 2023, all of Mr. Haan’s remaining unvested shares of restricted stock fully vested. The closing price on November 1, 2023 was $9.16.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning outstanding equity awards for each named executive officer as of December 31, 2023:

		Stock Awards(1)
Name	Award Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)

Jon W. Swets	11/10/2021	2,474	27,907
	11/09/2022	5,069	57,178
	11/16/2023	10,703	120,730
Craig A. Hankinson	11/10/2021	2,854	32,193
	11/09/2022	5,069	57,178
	11/16/2023	9,683	109,224
Jill A. Walcott	11/10/2021	1,522	17,168
	11/09/2022	2,684	30,276
	11/16/2023	7,135	80,483

(1)
The stock awards vest at a rate of one-third each year on the award date anniversary over three years.  Before vesting, the shares are subject to restrictions as provided in the Macatawa Bank Corporation Stock Incentive Plan of 2015.

(2)	Computed by multiplying the number of shares that have not vested by the per share closing price of Company common stock on December 31, 2023 of $11.28.

Pay Versus Performance Table

The following table provides information concerning actual compensation paid to principal executive officer (PEO) (Ron Haan for 10 months in 2023 and full years 2022 and 2021 and Jon Swets for two months in 2023) and named executive officers (NEO) with comparison to total shareholder return (TSR) and net income over the same periods:

Year	Summary Compensation Table Total for PEO #1 ($)	Summary Compensation Table Total for PEO #2 ($)	Compensation Actually Paid to PEO #1 ($)(1)(2)	Compensation Actually Paid to PEO #2 ($)(1)(2)	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)(1)(3)	Value of Initial Fixed $100 Investment Based On TSR ($)	Net Income ($)
2023	685,113	533,935	649,570	544,546	449,110	457,017	146.36	43,224,000
2022	684,050	---	735,070	---	469,512	499,511	107.73	34,731,000
2021	637,653	---	639,989	---	437,579	432,278	85.00	29,014,000

(1)
Compensation actually paid includes summary compensation total, adjusted for changes in the market value of outstanding restricted stock during the year and dividends earned on unvested restricted stock.

(2)
Change in market value of outstanding restricted stock for PEO #1 was ($43,160) in 2023, 46,523 in 2022 and ($1,867) in 2021.  Addition for dividends paid on unvested restricted stock of PEO was $7,616 in 2023, $4,497 in 2022 and $4,203 in 2021.  Change in market value of outstanding restricted stock for PEO #2 was $7,075 in 2023.  Addition for dividends paid on unvested restricted stock of PEO #2 was $3,536 in 2023.

(3)
Change in market value of outstanding restricted stock for Non-PEO NEOs was $4,975 in 2023, $26,920 in 2022 and ($8,193) in 2021.  Addition for dividends paid on unvested restricted stock of Non-PEO NEOs was $2,932 in 2023, $3,079 in 2022 and $2,892 in 2021.

Macatawa compensates its PEO and other NEOs primarily with base salary and long-term equity based compensation in the form of restricted stock.  It does not provide short-term incentive based compensation as the Board believes it is most important to have its management team focused on long-term objectives rather than short-term performance.  As such, the compensation disclosed in the above table and the fluctuations from year to year will not reflect a direct correlation to the short-term performance metrics of TSR and net income or the fluctuations in these metrics from year to year.

Retirement, Termination or Change in Control Payments

The following table summarizes the potential payments and benefits payable to each of the named executive officers upon termination of employment in connection with each of the triggering events set forth in the table b*low, assuming, in each situation, that the termination of employment took place on December 31, 2023.

Triggering Event and Payments/Benefits	Jon W. Swets	Craig A. Hankinson	Jill A. Walcott
Change in Control(1)(2)	$930,444	$917,385	$486,155
Retirement(3)	205,815	198,595	127,927
Death or Disability (4)	43,381	46,038	25,091

(1)
Pursuant to the Change in Control Agreement between Macatawa and each named executive officer, the named executive officer will receive severance benefits in the event of a change in control and a qualifying termination within six months before or two years after the change in control in the form of a lump-sum cash payment 1.5 times his average annual compensation, in the case of Messrs. Swets and Hankinson and 1.0 times their average annual compensation in the case of Ms. Walcott.  In addition, Messrs. Swets and Hankinson are entitled to a health coverage payment equal to 24 times the Company’s monthly pre-tax cost of contributions towards their health and welfare benefits and Ms. Walcott is entitled to a health care coverage payment equal to 12 times the Company’s monthly pre-tax cost of contributions towards her health and welfare benefits.

(2)
In accordance with the Stock Incentive Plan of 2015, upon a change in control, all outstanding unvested restricted stock awards shall become immediately fully vested. The amount shown includes the value of accelerated vesting of unvested restricted stock awards.

(3)
In accordance with the Stock Incentive Plan of 2015, upon regular retirement, all outstanding unvested restricted stock awards shall become immediately fully vested. The amount shown includes the value of accelerated vesting of unvested restricted stock awards.

(4)
In accordance with the Stock Incentive Plan of 2015, upon death or disability, all outstanding unvested restricted stock awards shall become immediately fully vested on a pro rata basis equal to the total number of such awards multiplied by the number of full months elapsed since grant date divided by the total number of full months in the respective restricted period.  The amount shown includes the value of pro rata accelerated vesting of unvested restricted stock awards.

Compensation of Directors

During 2023, non-employee directors of the Company and the Bank received compensation according to the following fee structure.

Director Fee Structure for the Company

●	Annual cash retainer of $6,000.
●	Board meeting annual fee of $9,000 (instead of per meeting fee).
●	Audit Committee annual fee of $2,000 (instead of per meeting fee).
●	Compensation Committee per meeting fee of $450.
●	Governance Committee per meeting fee of $450.

Director Fee Structure for the Bank

●	Annual cash retainer of $12,000.
●	Board meeting annual fee of $9,000 (instead of per meeting fee).
●	Loan Committee annual fee of $3,000 (instead of per meeting fee).
●	Trust Committee annual fee of $1,000 (instead of per meeting fee).
●	Asset Liability Management Committee annual fee of $1,000 (instead of per meeting fee).

Directors also customarily receive an annual restricted stock award.  These awards are established in mid-November each year and are established based on the relative dollar value of awards provided in the previous year.  For example, the value of the awards granted in 2022 were $18,995 per director, while the value of the awards granted in 2023 were $18,992.  These awards are granted by the Board’s Compensation Committee and do not factor in material nonpublic information when determining the timing and terms of an award as they are determined as part of a director’s overall payment for service as a director.  Each director receives the same award amount.

The Company's Chairman of the Board, Mr. Richard L. Postma, does not accept compensation of any kind for his service as a director or as Chairman of the Board of the Company and the Bank.

The following table sets forth the compensation paid to non-employee directors for services rendered during 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation($)	Total($)

Nicole S. Dandridge (4)	40,800	18,992	---	59,792
Charles A Geenen	42,900	18,992	---	61,892
Robert L. Herr	46,200	18,992	---	65,192
Birgit M. Klohs	41,900	18,992	---	60,892
Michael K. Le Roy	41,900	18,992	---	60,892
Douglas B. Padnos	42,300	18,992	---	61,292
Richard L. Postma	---	---	---	---
Thomas P. Rosenbach	49,800	18,992	---	68,792

(1)	Amounts in this column reflect amounts paid in cash for services as a director in 2023.
(2)
Stock option awards were not granted in 2023.  Assumptions used in the calculations of these amounts are included in the Notes to the Company’s audited financial statements for the year ended December 31, 2023.  Amounts in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 178 (formerly FAS 123R).  On November 16, 2023, each director (except Mr. Postma who does not accept any compensation for his services as a director) was granted a restricted stock award of 1,936 shares.  These awards vest at a rate of one-third each year beginning on November 16, 2024, and fully vest on November 16, 2026.  Before vesting, the shares are subject to restrictions as provided in the Macatawa Bank Corporation Stock Incentive Plan of 2015.

(3)
Each of the directors listed had 3,791 stock awards outstanding at December 31, 2023, except Mr. Postma who had no stock awards outstanding at December 31, 2023 as he does not accept any compensation for his services as a director and Ms. Dandridge, whose awards were assigned to White Bay Capital.

(4)	All compensation received by Ms. Dandridge was assigned to White Bay Capital.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Ownership of Macatawa Stock

Five Percent Shareholders

The following table sets forth the number of shares of Macatawa common stock reported to be beneficially owned by each person or group which is known to the Company to be a beneficial owner of 5% or more of Macatawa's outstanding shares of common stock as of December 31, 2023.

Name of Beneficial Owner	Sole Voting Power	Sole Dispositive Power	Shared Voting or Dispositive Power	Total Beneficial Ownership	Percent of Class(1)

White Bay Capital, LLLP(2) 3133 Orchard Vista Drive, S.E. Grand Rapids, Michigan 49546	5,319,788	5,319,788	---	5,319,788	15.5%
BlackRock, Inc.(3) 50 Hudson Yards New York, NY 10001	1,721,194	1,766,672	---	1,766,672	5.1%

(1)	The percentage set forth in this column was calculated on the basis of 34,361,562 shares of common stock outstanding as of December 31, 2023.
(2)
Based on a Form 4 dated November 17, 2023 filed by White Bay Capital, LLLP.  The Stephen A. Van Andel 2009 WBC Trust is the general partner of White Bay Capital, LLLP.  Stephen A. Van Andel is the sole trustee of the Trust and has the authority to vote its common stock. The Company is not responsible for the accuracy of this information.

(3)	Based on a Schedule 13G dated December 31, 2023 filed by BlackRock, Inc.

Ownership of Management

The table below sets forth the number of shares of Macatawa common stock that each of our directors and nominees for director, each named executive officer in the Summary Compensation Table above, and all directors, nominees for director and executive officers of Macatawa as a group are deemed to have beneficially owned as of December 31, 2023.  Ownership of less than 1% of the outstanding shares of common stock is indicated by asterisk.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Sole Voting and Dispositive Power	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership	Percent of Class(3)
Nicole S. Dandridge	---	---	---	*
Charles A. Geenen	123,724	---	123,724	*
Ronald L. Haan	170,039	144,048	314,087	*
Craig A. Hankinson	17,606	64,136	81,742	*
Robert L. Herr	4,767	23,310	28,077	*
Birgit M. Klohs	17,269	---	17,269	*
Michael K. Le Roy	12,702	---	12,702	*
Douglas B. Padnos	120,087	15,781	135,868	*
Richard L. Postma	1,559,639	---	1,559,639	4.5%
Thomas P. Rosenbach	75,702	---	75,702	*
Jon W. Swets	148,512	1,995	150,507	*
Jill Walcott	87,970	393,152	481,122	1.4%

All directors and executive officers as a group (10 persons)	2,338,017	642,422	2,980,439	8.7%

(1)
The number of shares stated is based on information provided by each person listed and includes shares personally owned by the person and shares which, under applicable regulations, are considered to be otherwise beneficially owned by the person as of December 31, 2023.

(2)
These numbers include shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract or property right, and shares held by spouses, children or other relatives over whom the listed person may have influence by reason of relationship.

(3)	The percentages set forth in this column were calculated on the basis of 34,361,562 shares of common stock outstanding as of December 31, 2023.

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

Transactions with Related Persons

Directors, officers, principal shareholders and their associates and family members were customers of, and had transactions (including loans and loan commitments) with, the Bank in the ordinary course of business during 2023. All such loans and commitments were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Bank and did not involve more than a normal risk of collectability or present other unfavorable features. Similar transactions may be expected to take place in the ordinary course of business in the future. None of these loan relationships presently in effect are in default as of the date of this filing.

The Audit Committee Charter requires the Audit Committee to review and approve all transactions between the Company and related persons which are required to be reported under SEC Regulation S-K, Item 404.

Board Committees

Macatawa's Board of Directors has three standing committees:

●	Audit Committee
●	Compensation Committee
●	Governance Committee

The table below shows each person currently serving as a director, whether the person is an independent director and each committee on which the person serves.

Director	Independent Director(1)	Audit Committee	Compensation Committee	Governance Committee
Nicole S. Dandridge	Yes	Member		Member
Charles A. Geenen	Yes		Member
Robert L. Herr	Yes	Member	Member
Birgit M. Klohs	Yes	Member		Member
Michael K. Le Roy	Yes	Member	Member
Douglas B. Padnos	Yes		Member	Member
Richard L. Postma	Yes	Member	Chairman	Chairman
Thomas P. Rosenbach	Yes	Chairman	Member	Member
Ronald L. Haan	No
Jon W. Swets	No

(1)
Independent as that term is defined in Nasdaq Listing Rules and SEC rules and regulations for service on the Board of Directors and each committee on which the director serves.  In making this determination, the Company considered all ordinary course loan and other business transactions between the director and Macatawa Bank.

Audit Committee

The Board of Directors has established the Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to assist the Board in fulfilling its duties with respect to accounting, auditing, financial reporting, internal control, and legal compliance.  The Audit Committee oversees management and the independent auditors in the Company's accounting and financial reporting processes and audits of the Company's financial statements.  The Audit Committee serves as a focal point for communication among the Board, the independent auditors, the internal auditor and management with regard to accounting, reporting, and internal controls. During 2023, the Audit Committee met eight times.

The Audit Committee represents the Board of Directors in oversight of:

●	the integrity of the financial reports and other financial information disclosed by the Company;
●	the Company's systems of disclosure controls and procedures and internal controls over financial reporting;
●	legal compliance and the establishment of a code of ethics;
●	independence and performance of the Company's independent auditors (who are ultimately responsible to the Board of Directors and the Audit Committee);
●	the Company's auditing, accounting and financial reporting processes generally;
●	the Bank's risk management and loan review functions; and
●	compliance with orders, agreements, understandings, resolutions or similar commitments or with regulatory agencies with authority over the Company or the Bank.

The Audit Committee has the full power and authority to perform the responsibilities of a public company Audit Committee under applicable law, regulations, stock exchange listing standards, generally accepted accounting principles, and public company custom and practice.  The Audit Committee may establish subcommittees of the Audit Committee and delegate authority and responsibility to subcommittees or any individual member of the Audit Committee.  The Audit Committee has the authority to engage consultants, advisors and legal counsel at the expense of the Company.

The Audit Committee must be composed of three or more directors appointed by the Board of Directors, one of whom must be designated by the Board of Directors as the Chair.  Each member of the Audit Committee must be independent of the management of the Company and free of any relationship that, in the opinion of the Board of Directors, would interfere with his or her exercise of independent judgment as an Audit Committee member.  Each member of the Audit Committee must be an "independent director" as defined by Nasdaq Listing Rules and as required under rules and regulations of the SEC.  A director may not be a member of the Audit Committee if he or she participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years.  Each member of the Audit Committee must be able to read and understand fundamental financial statements, including the Company's balance sheet, income statement, and cash flow statement.

At least one member of the Audit Committee must be a person whom the Board has determined has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual's financial sophistication and is an "audit committee financial expert" as that term is defined by applicable regulations of the SEC.  The Board of Directors has determined that Messrs. Herr and Rosenbach are each an "audit committee financial expert" under rules and regulations of the SEC.

The Audit Committee operates under a charter adopted by the Board of Directors.  A copy of the Audit Committee Charter is available in the "Investor Relations/Company Overview/Governance Documents" section of our website, www.macatawabank.com.

Compensation Committee

The Compensation Committee assists the Board of Directors in fulfilling its responsibilities relating to compensation of the Company's executive officers and the Company's compensation and benefit programs and policies.  The Compensation Committee has full power and authority to perform the responsibilities of a public company compensation committee under applicable law, regulations, stock exchange rules and public company custom and practice.  The Compensation Committee may establish subcommittees of the committee and delegate authority and responsibility to subcommittees or any individual member of the committee.  The Compensation Committee has the authority to engage consultants, advisors and legal counsel at the expense of the Company.  The Compensation Committee did not engage any compensation consultant in 2023.  The Compensation Committee met three times in 2023.

The Compensation Committee must be composed of three or more directors appointed by the Board of Directors, one of whom must be designated by the Board of Directors as the Chair.  Each member of the Compensation Committee must be independent of the management of the Company and free of any relationship that, in the opinion of the Board of Directors, would interfere with his or her exercise of independent judgment as a Compensation Committee member.  Each member of the Compensation Committee must be an "independent director" as defined by Nasdaq Listing Rules and as required under rules and regulations of the SEC.  In addition, each member of the Compensation Committee must be a "non-employee director" as defined by SEC Rule 16b-3.  Each member of the Compensation Committee must be free of any "compensation committee interlock" that would require disclosure by the Company under SEC Regulation S-K, Item 407.

The Compensation Committee operates under a charter adopted by the Board of Directors.  A copy of the Compensation Committee Charter is available in the "Investor Relations/Governance/Governance Documents" section of our website, www.macatawabank.com.

Governance Committee

The Governance Committee assists the Board of Directors in fulfilling its responsibilities by providing independent director oversight of nominations for election to the Board of Directors and leadership in the Company's corporate governance.  The Governance Committee has full power and authority to perform the responsibilities of a public company nominating and governance committee under applicable law, regulations, stock exchange rules and public company custom and practice.  The Governance Committee may establish subcommittees of the committee and delegate authority and responsibility to subcommittees or any individual member of the committee.  The Governance Committee has the authority to engage consultants, advisors and legal counsel at the expense of the Company.  During 2023, the Governance Committee met one time.

The Governance Committee must be composed of three or more directors appointed by the Board of Directors, one of whom must be designated by the Board of Directors as the Chair.  Each member of the Governance Committee must be independent of the management of the Company and free of any relationship that, in the opinion of the Board of Directors, would interfere with his or her exercise of independent judgment as a Governance Committee member.  Each member of the Governance Committee must be an "independent director" as defined by Nasdaq Listing Rules.

The Governance Committee operates pursuant to the Governance Committee Charter, a copy of which is available at the Company's website, www.macatawabank.com, under the "Investor Relations/Governance/Governance Documents" section.

ITEM 14:	Principal Accountant Fees and Services.

Independent Auditors

Fees

The aggregate fees billed or to be billed by the Company's independent auditors (BDO USA, P.C., Grand Rapids MI, PCAOB ID 243) to Macatawa and its subsidiaries for 2023 and 2022 were as follows:

	2023	2022

Audit Fees(1)	$406,200	$367,745
Audit-Related Fees(2)	23,000	21,000
Tax Fees(3)	24,750	24,700
All Other Fees	0	0

(1)
Audit services consist of the annual audit of the financial statements and internal control over financial reporting, reviews of quarterly reports on Form 10-Q, services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years, and related consultations.

(2)	Audit-related services consist principally of services related to the annual audit of the Bank's 401(k) plan.
(3)
Permissible tax services include tax compliance, tax planning and tax advice that do not impair the independence of the auditors and that are consistent with the SEC's rules on auditor independence.  Tax compliance and preparation fees accounted for $24,750 and $24,700 of the total tax fees for 2023 and 2022, respectively.

Audit Committee Approval Policies

The Audit Committee has direct authority and responsibility to pre-approve all audit and permissible non-audit services provided to the Company by the Company's independent auditors.  In accordance with this authority and responsibility, the Audit Committee pre-approved all services performed by the Company's independent auditors during 2023 and 2022.

All pre-approvals of audit and permissible non-audit services granted by the Audit Committee must be reasonably detailed as to the particular services to be provided and must not result in the delegation of the Audit Committee's pre-approval responsibilities to management.  Pre-approvals of services granted by the Audit Committee must not use monetary limits as the only basis for pre-approval and must not provide for broad categorical approvals.  Any pre-approval policies or practices adopted by the Audit Committee must be designed to ensure that the Audit Committee knows what particular services it is being asked to pre-approve so that it can make a well-reasoned assessment of the impact of the service on the independent auditors' independence.

The Audit Committee may delegate to one or more designated members of the committee the authority to grant pre-approvals of permissible non-audit services.  The decisions of any member to whom this authority is delegated must be reported to the full Audit Committee.

Non-audit services provided by the Company's independent auditors must not include any of the following:

●	Bookkeeping or other services related to the accounting records or financial statements of the Company;
●	Financial information systems design and implementation;
●	Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;
●	Actuarial services;
●	Internal audit outsourcing services;
●	Management functions or human resources;
●	Broker-dealer, investment adviser, or investment banking services;
●	Legal services and expert services unrelated to the audit; and
●	Any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

Audit Committee Report

The following is the report of the Audit Committee with respect to the Company's audited financial statements as of and for the year ended December 31, 2023. The information contained in this report shall not be deemed "soliciting material" or otherwise considered "filed" with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that the Company specifically incorporates such information by reference in such filing.

The Audit Committee has reviewed, and discussed with management and the independent auditors, the Company's audited financial statements as of and for the year ended December 31, 2023, management's assessment of the effectiveness of the Company's internal control over financial reporting, and the independent auditors' attestation report on the Company's internal control over financial reporting.  The Audit Committee has discussed with the independent auditors the matters required to be discussed by Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 1301.   The Audit Committee has received the written disclosures and the letter from the independent auditors required by applicable requirements of the PCAOB regarding the independent auditors' communications with the Audit Committee concerning independence, and has discussed with the independent auditors the independent auditors' independence.  This included consideration of the compatibility of non-audit services with the auditors' independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for filing with the Securities and Exchange Commission.

Management is responsible for the Company's financial reporting process, including its systems of internal control, and for the preparation of financial statements in accordance with generally accepted accounting principles.  The Company's independent auditors are responsible for auditing those financial statements.  Our responsibility is to monitor and review these processes. It is not our duty or our responsibility to conduct auditing or accounting reviews or procedures, and therefore our discussions with management and the independent auditors do not assure that the financial statements are presented in accordance with generally accepted accounting principles.  We have relied, without independent verification, on management's representation that the financial statements have been prepared in conformity with U.S. generally accepted accounting principles and on the representations of the independent auditors included in their report on the Company's financial statements.

Respectfully submitted,

Thomas P. Rosenbach, Chairman Birgit M. Klohs	Nicole S. Dandridge Michael K. Le Roy	Robert L. Herr Richard L. Postma

PART IV

ITEM 1:	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

	(1)	Exhibits. The exhibits listed in the Index to Exhibits of the Original Filing, which was filed with the SEC on February 15, 2024, and the exhibits listed in the Index to Exhibits of this Amendment are filed with, or incorporated by reference in this report.

INDEX TO EXHIBITS

The following documents are filed as part of this Amendment and they supplement the exhibits filed and furnished with the Original Filing.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated April 29, 2024.

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

Signature

*/s/ Richard L. Postma	April 29, 2024
Richard L. Postma, Chairman of the Board

/s/ Jon W. Swets	April 29, 2024
Jon W. Swets, Chief Executive Officer

*/s/ Ronald L. Haan	April 29, 2024
Ronald L. Haan, Director

*/s/ Douglas B. Padnos	April 29, 2024
Douglas B. Padnos, Director

*/s/ Michael K. Le Roy	April 29, 2024
Michael K. Le Roy, Director

*/s/ Charles A. Geenen	April 29, 2024
Charles A. Geenen, Director

*/s/ Birgit M. Klohs	April 29, 2024
Birgit M. Klohs, Director

*/s/ Robert L. Herr	April 29, 2024
Robert L. Herr, Director

*/s/ Nicole S. Dandridge	April 29, 2024
Nicole S. Dandridge, Director

*/s/ Thomas P. Rosenbach	April 29, 2024
Thomas P. Rosenbach, Director

*By:	/s/ Bryan L. Barker
Bryan L. Barker
Attorney-in-Fact